Form 10QSB
period 1999-09-30
DIGS INC
filed 1999-12-02
CIK 1088529

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  September 30,  1999

     [ ]  TRANSITIONAL  REPORT  UNDER  SECTION  13  OR  15(d)
          OF  THE  SECURITIES  EXCHANGE  ACT  OF 1934 (No Fee Required)

                          Commission File No.  0-26351


                                   DIGS, Inc.
            --------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


             Delaware                          95-4603237
-----------------------------------     ------------------------
(State  or  other  jurisdiction  of        (I.R.S  Employer
 incorporation  of  organization)         Identification  No.)

         17327 Ventura Boulevard, Suite 200,  Encino, California  91316
  -----------------------------------------------------------------------------
                      Address of principal executive office


                                 (212) 583-0900
                       ----------------------------------
                            Issuer's telephone number

Check  whether  the  issuer  has (1) filed all reports required by Section 12 or
15(d) of the Exchange Act during the past 12 months, and (2) been subject to such filing requirements for the past ninety (90) days. Yes ( X ) No ( )


     As of September 30, 1999, 6,648,631 shares of the registrant's common stock were outstanding.

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of November 30, 1999 was $31,503,712.

                           DIGS, INC. AND SUBSIDIARIES







                                      INDEX

                                                             Pages
                                                      ------------------

PART 1: FINANCIAL INFORMATION

ITEM 1 - Financial Statements

 Consolidated Balance Sheet (Unaudited)
     as of September 30, 1999                                 2

 Consolidated Statements of Operations (Unaudited)
     For the Quarters and Year-To-Date Periods Ended
     September 30, 1999 and 1998                              3


 Consolidated Statements of Cash Flow (Unaudited)
     For the Year-To-Date Periods Ended
     September 30, 1999 and 1998                              4

 Selected Information - Substantially All Disclosures
     Required by Generally Accepted Accounting Principles
     are Not Included                                         5

ITEM 2 - Management's Discussion And Analysis Of
       Financial Condition And Results Of Operations          6

                           DIGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)


                                     ASSETS


CURRENT ASSETS
     Cash                                                $          11,381
     Accounts receivable - trade                                   226,544
     Loan receivable - officer                                      25,000
     Loan receivable - other                                         1,000
                                                        ------------------
              Total Current Assets                                 263,925

PROPERTY AND EQUIPMENT,
  net of accumulated depreciation                                  111,005

PROGRAM DEVELOPMENT COSTS,
  net of accumulated amortization                                   82,469

LONG-TERM ASSETS
     Deferred tax assets                                                --
                                                        ------------------
              Total Assets                               $         457,399
                                                        ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expense                $          40,110
     Deferred rent credit                                           16,665
     Sub-lease deposits                                              1,500
     Short-term loan                                                60,000
                                                        ------------------
              Total Current Liabilities                            118,275

STOCKHOLDERS' EQUITY
     Preferred  stock,  par value $.01 per share;  20,000,000
       shares authorized, 0 shares issued and outstanding               --
     Common  stock,  par value  $.001 per  share;  50,000,000
       shares   authorized,   6,648,631   shares  issued  and
       outstanding                                                   6,649
     Additional paid-in capital                                  2,965,840
     Retained (deficit)                                         (2,377,632)
     Income (loss)                                                (255,733)
                                                        ------------------
              Total Stockholders' Equity                           339,124
                                                        ------------------

              Total Liabilities and Stockholders' Equity $         457,399
                                                        ==================

      See Accompanying Notes to Unaudited Consolidated Financial Statements

                           DIGS, INC. AND SUBSIDIARIES
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                      CONSOLIDATED STATEMENTS OF OPERATIONS
   FOR THE QUARTER AND YEAR-TO-DATE PERIODS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                        For the Quarter Ended            For the Year-To-Date
                                                            September 30,            Periods Ended September 30,
                                                     -----------------------------   ---------------------------
                                                          1999             1998           1999           1998
                                                     -----------------------------   ---------------------------
REVENUE
  Investor Relations CD-ROM (IRCD)                  $     75,825    $      4,878     $     378,583   $     89,510
  Web Design                                             100,375              --           103,075         23,000
  Others                                                  68,965           6,558            77,661         58,056
                                                   -------------   -------------    --------------  -------------
   Total Revenue                                         245,165          11,436           559,319        170,566
                                                   -------------   -------------    --------------  -------------
COST OF SALES                                             28,813          18,536           114,664         55,664
                                                   -------------   -------------    --------------  -------------
  Gross Profit (Loss)                                    216,352          (7,100)          444,655        114,902
                                                   -------------   -------------    --------------  -------------
OPERATING EXPENSES
  Marketing                                               19,295           4,350            82,683          6,437
  Outside services                                        30,098           8,019            89,238          8,115
  Payroll expenses                                       100,808          74,486           256,210        165,086
  Rent expense                                            18,872          12,848            57,201         25,658
  Others                                                 100,709          45,524           226,706        142,743
                                                   -------------   -------------    --------------  -------------
   Total Operating Expenses                              269,782         145,227           712,038        348,039
                                                   -------------   -------------    --------------  -------------
   (Loss) Before Other Income (Expense)                  (53,430)       (152,327)         (267,383)      (233,137)

OTHER INCOME (EXPENSE)
  Rental income                                            3,000           7,600            20,300         14,800
  Interest expense                                            --              --                --         (1,588)
  Realized (loss) on sale of securities                       --              --            (7,850)            --
                                                   -------------   -------------    --------------  -------------
   Income (Loss) Before Taxes                            (50,430)       (144,727)         (254,933)      (219,925)

(PROVISION) FOR INCOME TAX                                    --              --              (800)          (800)
                                                   -------------   -------------    --------------  -------------
   Net Income (Loss)                                     (50,430)       (144,727)         (255,733)      (220,725)

OTHER COMPREHENSIVE INCOME, net of tax:
 Add reclassification adjustment for (loss)
  included in net income                                      --              --             7,850              0
                                                   -------------   -------------    --------------  -------------
   Comprehensive Income (Loss)                      $    (50,430)   $   (144,727)    $    (247,883)  $   (220,725)
                                                   -------------   -------------    --------------  -------------
(Loss) per common share and common share equivalent
                                                    $       (.01)   $       (.04)    $        (.05)  $       (.06)
                                                   -------------   -------------    --------------  -------------
Weighted average common shares outstanding             5,272,280       3,602,612         5,272,280      3,602,612
                                                   -------------   -------------    --------------  -------------

      See Accompanying Notes to Unaudited Consolidated Financial Statements

                           DIGS, INC. AND SUBSIDIARIES
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE YEAR-TO-DATE PERIODS ENDED SEPTEMBER 30, 1999 AND 1998

                                                                                 1999                   1998
                                                                       ---------------------  -------------------
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
  Net loss                                                              $       (247,883)     $        (220,705)
  Adjustments to reconcile net (loss) to net cash provided (used)
    by operating activities:
    Amortization and depreciation                                                 27,216                 23,706
    (Increase) in accounts receivable                                           (223,361)                (9,208)
    (Decrease) Increase in current liabilities and accrued expenses                3,224                 (8,167)
    (Increase) in loan receivable - officer                                      (25,000)                    --
    Increase in loan receivable - other                                           (1,000)                    --
    (Decrease) in sublease deposit                                                (1,500)                 1,500
    (Decrease) in deferred rent credit                                           (15,002)                36,667
    Realized loss on sale of securities                                           (7,850)                    --
                                                                        ----------------      -----------------
        Net Cash Flows (Used) by Operating Activities                           (491,156)              (176,207)
                                                                        ----------------      -----------------
CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
    Acquisition of property and equipment                                        (35,383)               (77,730)
    (Increase) in program development cost                                       (47,000)                    --
    (Increase) Decrease in marketable equity securities                            9,000                 (9,000)
                                                                        ----------------      -----------------
        Net Cash Flows (Used ) by Investing Activities                           (73,383)               (86,730)
                                                                        ----------------      -----------------
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
    Issuance of common stock                                                          --                 11,734
    (Decrease) in note payable to stockholders                                        --                (47,321)
    Proceed from short-term note payable                                          60,000                358,266
                                                                        ----------------      -----------------
        Net Cash Flows Provided by Financing Activities                           60,000                322,679
                                                                        ----------------      -----------------
NET INCREASE (DECREASE) IN CASH                                                 (504,539)                59,742

CASH AT THE BEGINNING OF THE YEAR                                                515,920                 28,707
                                                                        ----------------      -----------------
CASH AT THE END OF THE YEAR                                             $         11,381      $          88,449
                                                                        ================      =================
ADDITIONAL DISCLOSURES:
    Interest paid                                                       $             --      $           1,588
                                                                        ================      =================
    Income taxes paid                                                   $            800      $             800
                                                                        ================      =================


      See Accompanying Notes to Unaudited Consolidated Financial Statements

                           DIGS, INC. AND SUBSIDIARIES
                              SELECTED INFORMATION

     Substantially All Disclosures Required By Generally Accepted Accounting
                           Principals Are Not Included
                               September 30, 1999
                                  (UNAUDITED)


NOTE 1 - MANAGEMENT'S STATEMENT

     In the opinion of the management the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of DIGS, Inc. and subsidiaries (the Company) at September 30, 1999, and the results of operations and the cash flows for the quarter periods ended September 30, 1999 and 1998. The notes to the Consolidated Financial Statements which are incorporated by reference into the 1998 Form 10-SK should be read in conjunction with these Consolidated Financial Statements.

NOTE 2 - BASIS OF CONSOLIDATION

     The consolidated financial statement include the accounts of DIGS, Inc. and its wholly owned subsidiaries, Digital Corporate Profiles, Inc. (DCP), a California corporation, and Advanced Laser Products, Inc., a Nevada corporation (inactive), and DXF Design, Inc. (DXF), a California corporation (see Note 4). All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 3 - AGREEMENT OF REORGANIZATION

     Effective November 9, 1998, in connection with the agreement of reorganization, the Company issued 5,l94,968 shares of its common stock at $.001 par value per share, in exchange for all of the outstanding common stock of Digital Corporate Profiles, Inc. (DCP), in which DCP became a wholly owned subsidiary of the Company based on a conversion ratio of 3 shares of the Company's common stock for each share of DCP's stock. The merger qualified for a tax-free reorganization and has been accounted for as a recapitalization of Digital Corporate Profiles, Inc. at book value.

     For periods preceding the merger, there were no intercompany transactions that required elimination from the combined consolidated results of operations and there were no adjustments necessary to conform the accounting practices of the two companies.

NOTE 4 - SUBSEQUENT EVENT

     In August 1999, the company formed a newly owned subsidiary, DXF Design, Inc. DXF Design, Inc. is a fully functional graphic design service that creates design for packaging, print and the World Wide Web.

     DXF Design, Inc. has a client list that includes Walt Disney Studios, Buena Vista Home Entertainment, Universal Studios, Paramount Television and Turner Broadcasting, as well as many others.


     See Accompanying  Notes to Unaudited  Consolidated  Financial  Statements

                          DIGS, INC. AND SUBSIDIARIES
    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


                               FINANCIAL CONDITION
                               -------------------
     The company's financial condition remains solid at the end of the third quarter of 1999, as of September 30, 1999. The debt to equity ratio was 34.92%. This compares to a debt to equity ratio of (240.0%) at the end of the third quarter of 1998.

     As of September 30, 1999, cash used for operating activities and capital expenditures amounted to $491,156 and $73,383, respectively compared to $176,207 and $86,730 as of September 30, 1998. Cash proceeds from financing activities were $60,000 and $322,679 as of September 30, 1999 and 1998, respectively.



                              RESULTS OF OPERATIONS
                              ---------------------
     The  company  recorded  net loss of  $50,430  for the third  quarter  ended
September 30, 1999, while $144,727 was reported for the third quarter ended September 30, 1998. Net loss for the year-to-date periods ended September 30, 1999 and 1998 was $247,883 and $220,725, respectively.

REVENUES
--------
     Revenues increased $233,729 in the third quarter of 1999 compared with the third quarter of 1998. Year-to-date revenue increased $388,753 compared with the year-to-date revenue of 1998.

COST OF SALES AND OPERATING EXPENSES
------------------------------------
     The company's operating profit margin increased in the third quarter 1999 to 88.2% versus (145.6%) for 1998. The year-to-date 1999 operating margin was 79.5% versus 67.4% for 1998. The improvement reflected the extensive marketing effort, which began at the end of 1998.

     Operating expenses were increased as a percentage of the revenue for the year-to-date of 1999.


                                     OUTLOOK
                                     -------
     The company continues to employ its strong marketing effort to increase its revenue. The company has opened a web site to promote its new line of environmental, health and safety CD-ROM's, at www.ehsreports.com. The company's emphasis continues to be on effectively marketing and enhancing its current products, developing new software to target new markets, and new product development to proactively increase the financial strength of the company.

PART II.       OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K

         (a)   Exhibits

         (b)   Reports on Form 8-K.  None


SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          DIGS, INC.



Dated:  December 1, 1999                By  /s/Peter B. Dunn
                                            ------------------------
                                            Peter B. Dunn, President