Form 10KSB
period 1999-12-31
DIGS INC
filed 2000-04-04
CIK 1088529

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

/x/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

/ / Transition  Report under Section 13 or 15(d) of the  Securities  Exchange
     Act of 1934.

                  For the fiscal year ended December 31, 1999.

                             Commission File Number
                             ----------------------
                                    0-26351

                                   DIGS, INC.
                                   ----------
                 (Name of Small Business Issuer in its charter)

           DELAWARE                                             95-4603237
-------------------------------                             -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization).                             Identification No.)


          17327 VENTURA BOULEVARD, SUITE 200, ENCINO, CALIFORNIA 91316
          -------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (818) 995-3650

        Securities registered pursuant to Section 12 (b) of the Act: None

        Securities registered pursuant to Section 12 (g) of the Act: None

Check whether Issuer: (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form or any amendment to this Form
10-KSB.   / /

Issuer's Revenues for its most recent fiscal year:  $564,022.

As of February 29, 2000, the aggregate market value of the voting stock held by non-affiliates of the Issuer, 5,043,131 shares, was $44,283,733. The market value of Common Stock of the Issuer, par value $.001 per share, was computed by reference to the average of the closing bid and asked prices of one share on such date which was $8.781.

The number of shares outstanding of the Issuer's Common Stock, par value $.001 per share, as of February 29, 2000, was 6,658,631 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Documents incorporated by reference: The information required by Part III of Form 10-KSB is incorporated by reference to the Issuer's definitive proxy statement relating to the 2000 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission on or before April 29, 2000.

                                     PART 1


ITEM 1. DESCRIPTION OF BUSINESS
-------------------------------

    DIGS, Inc. is a developer and producer of comprehensive multimedia Internet and CD-ROM communication software and other forms of digital media to businesses who want to proactively provide information to their clients, investors, employees, the media, and the public at large. In this report, you will see our company referred to as "DIGS," or simply as "we." These terms are used interchangeably, and unless otherwise noted, they include subsidiaries.

    We have achieved a substantial reputation with several of our products that are recognized as innovative and technologically advanced. Our products include investor relations CD-ROMs, marketing CD-ROMs, employee orientation CD-ROMs, environment, health and safety CD-ROMs, employee recruitment CD-ROMs and training CD-ROMs. We also provide Web Site design, CD-ROM data base programming and graphic design services. We intend to introduce to the market a highly sophisticated multiple video Internet player system in late 2000. DIGS consists of three active subsidiaries: Digital Corporate Profiles, Inc., DXF Design, Inc. and Digs Web Video Inc. Each subsidiary is wholly owned by DIGS.

Products.

     The  primary  product of Digital  Corporate  Profiles  (DCP) is an Investor
Relations CD-ROM (IRCD). Each IRCD program tells a corporate story by integrating the traditional printed annual report information with the latest CD-ROM and Internet interactive video, audio, and animation technologies. Complete financial information including financial statements, schedules and notes, combined with annual comparison graphs of revenues, sales, profits, earnings per share, etc., are all set forth in a colorful and creative manner. Each presentation includes video and audio that not only contains music and sound effects, but includes conversations with company executives, such as its President, Chief Financial Officer or Chief Scientist. These video and audio clips explain the clients business, financial success, new products and/or inventions. This approach makes the "corporate story" come alive, and instead of reading a dry annual report, shareholders and other interested parties view an interesting, colorful and entertaining CD that brings them up to date on the company's progress.

     To create our IRCD product, we first accumulate and/or create a collection of our client's videos, pictures, text, financial information or other data. Then using our proprietary application software, we produce an interactive digital Master CD-ROM of the client's story. In the case of the IRCD products, the basic package includes filming three corporate executive interviews, a 10-page corporate profile section, a financial bottom line section (which includes charts and graphs illustrating the financial aspects of the company), a products and services sections and a research library. Also included is a link function that takes the viewer to a specific Internet website for up-to-the-minute information. This feature is available as long as the user has Internet capabilities and the Internet connection is established at the same time the IRCD is being viewed. This link function prevents the CD-ROM from becoming out-dated. Once the "Master" CD-ROM is produced, we contract with outside replication houses and printers to produce the final product for distribution to shareholders, the investing community or other interested parties.

     In addition to providing corporate information in a highly attractive, entertaining and interactive form, DCP offers a variety of custom designed packaging to further project a company's image. The CD-ROM/packaging combo can offer substantial savings to companies over traditional written annual reports and investor relation materials in both production and mailing costs. While traditional annual reports are still required by law, condensed IRCD versions can be inserted into the jacket, thereby slashing printing costs and expensive postage. This approach to disseminating corporate information provides a substantial economic incentive to our clients. Large companies often spend anywhere from $6 to $12 to print each annual report and investor relations package. In addition, they incur postage costs upwards of $3 per shareholder. Our IRCD approach reduces the report costs to approximately $4 each, and postage costs plunge to an average of less than a $1 each. With volume orders and economies of scale, we believe it may be possible to substantially reduce unit report prices to the $1 to $2 range. Moreover, the IRCD is user-friendly, can be linked to a company's website and unlike traditional paper reports, does not require new paper, packaging and postage for every update. Once a shareholder has received an IRCD, additional CD's may not be required because new information or updated statistics can be obtained through the website link feature. The result is an easily updated entertaining and interactive report that reduces a company's printing, handling and mailing costs.

     Another DCP product is the Environmental Health and Safety CD-ROM (EHSCD). The EHSCD provides an interactive format for corporate clients to report their environmental, health and safety accomplishments to shareholders, governments and interested environmental groups. The EHSCD uses text, graphics, video and audio in a dynamic manner to describe and explain a clients environmental, health, safety and natural resource preservation efforts to their employees, investors, environmental groups, media, the public and governmental agencies. DCP has produced an EHSCD for Atlantic Richfield Corporation ("ARCO") who is using it primarily to provide environmental health and safety information to its employees.

     Using a format similar to its IRCD and EHSCD products, DCP has also developed an Employee Orientation CD-ROM (EOCD) for internal uses by corporations. This product serves as an orientation and recruiting piece that is designed to familiarize new employees with their company by providing a comprehensive look at the company's people, products, services and policies. The first two clients using the EOCD product are The CheeseCake Factory, Inc. and The Limited.

     In August 1999, DIGS formed DXF Design to provide Web Site design, Web Site and CD-ROM graphic art design, traditional print design services and artistic support for our CD-ROM projects and the soon to be released iVideoNow!TM.

     During the fall of 1999, DXF not only redesigned all of our web sites, but provided design services for outside companies as well. One of the first projects taken on by DXF, was the design of www.ehsreports.com. The Website helps Internet users search an international corporate database by company and/or industry, for environmental, health and safety reports available in print, online and interactive CD-ROM formats. DXF also developed an interactive Internet investor relations data base program to be used by a prominent Los Angeles Public Relations firm on their web site. As a support partner to DCP, DXF designed and produced the new Limited EOCD packaging in November 1999.

     DXF also offers its graphic services in traditional advertising, annual reports, corporate identity graphics, entertainment, and marketing design. Clients using DXF design services during the latter half of 1999, included Paramount, Universal Studios, USA Studios, Hearst-Argyle Television and Merv Griffin Productions.

     1999 also saw DIGS begin the initial research and development of a new and innovative Internet Video technology. This effort led to the formation in October 1999 of DIGS Web Video, Inc. (DWV) and the trade marking of a new business to business (B2B) product, iVideoNow!TM. In November 1999, we began beta testing the product on the Web Site www.ivideonow.com with existing clients, Victoria Secret, ARCO, and The CheeseCake Factory. In December we added two new testing partners, Prosperity Pictures and Paramount TV.

     iVideoNow!TM is a real time Internet video screening application. Scheduled for full launch in late 2000, iVideoNow!TM is currently in beta testing. iVideoNow!TM is designed to provide an Internet video presentation platform that allows companies in the film, TV, music, travel, and retail industries to use their existing video and TV presentations to promote their image and products. The iVideoNow!TM key features are its instant video library screening format (currently 36 videos), an interactive and user friendly interface, a multi-screen quality viewing function and our Internet video delivery system (iVNDS(TM)). Currently, iVideoNow!TM supports both Apple's QuickTime(TM) and Microsoft's MediaPlayer(TM) on the Internet Explorer(TM) and Netscape(TM) web browsers. Support for Real Networks' Real Video will be added by the in the year 2000, thus making iVideoNow!TM functional with all major web browsers and streaming video technologies. Coupled with iVNDS(TM), the iVideoNow!TM system is designed to automatically detect the video technology installed on a user's computer at the time of log on and uses that system seamlessly, thus limiting the need to download any additional software.

     The iVNDSTM is based on our proprietary Internet server infrastructure, which has the ability to provide the best video quality possible at the fastest possible speeds. Presently, video presentations over the Internet are in their infancy and require high speed Internet connections to deliver good quality. However, DWV can provide 4-star, near broadcast quality at the 56K-modem level, the connection speed used by most households. DWV also provides video digitization, compression and server storage. We intend to lease the iVideoNow!TM player as a package with the iVNDSTM or offer it as a stand-alone product to be used on a client's own server. DWV plans to offer two upgrades to the system. First, an e-commerce function is planned for integration in late 2000. Second, by year-end the video library function of the player should be expanded from the present 36 to 200 videos.

     We believe our principal business strengths include our demonstrated ability to supply unique CD-ROM and Internet communication products to companies, our reputation for experience, competence, integrity and our knowledge of how to successfully serve the market. Amplifying our strengths is the reality that any potential new competitor would face the formidable task of having to substantially duplicate our technology to successfully challenge us.

Overview of the Industry.

     Our "Industry" really is three industries, CD-ROM production, Website Design and Streaming Video, all three in one way or another key off the Internet Industry. The number of Internet users around the world is constantly growing. The Computer Industry Almanac has projected that by year-end 2002, 490 million people around the world will have Internet access. The United States has an over whelming lead in Internet users with more than 110 million users at the end of 1999. According to the December 1999 Harris Interactive Survey, a total of 69 percent of all adults use a computer at home, work, or some other location. This is up from 50 percent in late 1995. The same study reported that 81 percent of all computer users use the Internet compared to 27 percent three years ago.

     The Internet Video industry is in its infancy. PC Data Online reported that as of the end of October 1999, 41 percent of households with Internet access used media players. It is estimated that less than 10 percent of households with Internet access use media players for video playback. Internet video, whether it be streaming or download-and-watch video, requires large bandwidth connections (high speed Internet access) to perform acceptably. Most businesses and schools have T-1 lines or higher bandwidth connections in use but as of November 1999, only 5.9 percent (Nielson/ NetRatings) of home users were accessing the Internet via high-speed connections. High-speed connections are defined as ISDN, T-1 telephone lines satellite, cable modem service and various types of digital subscriber lines.

     As of November 1999, only 4,266,023 unique audience used high-speed bandwidth, but the number of high-speed users is projected by Computer Economics to grow to 27 million by 2002.

The Market.

     The market for our products and services is extremely widespread. Any mid-size or larger business can use our products. Key products such as the IRCD and graphic design services compete directly with the print media. Competition in the financial and corporate printing industry is intense and well established, as most corporations currently use printed matter as the means to communicate with their investors and market makers. We believe that the significant cost advantages and the more interesting, entertaining content as compared to printed materials gives our products a substantial competitive advantage to be successful in this marketplace.

     The iVideoNow!TM player has an obvious appeal to movie studios and TV distribution companies and has applications for video retailers that may wish to provide previews of popular new videos. There are also multiple applications in the travel industry and retail trade. In the travel industry, hotels can video preview their rooms and facilities to potential clients. Cruise lines can display ship amenities, on board entertainment and destinations. Travel agents can provide visual and audio information on resorts, golf packages, European tours, etc. Travel industry websites are the second most popular sites on the Internet. In the retail industry, retailers can put on video fashion shows for home computer users. Likewise, the music industry can display music videos to help drive record sales. There are undoubtedly many other companies with products and/or services where videos can be designed to tease the public interest. While viewing these video presentations on the Internet, a quick click can open a company's e-commerce site. The e-commerce link will allow users to reserve a hotel room, book a cruise, rent or purchase a video, buy a music CD, or get the latest in fashion apparel.

     Yet another application for iVideoNow!TM has emerged as a result of recent discussions with a company that wants to place employee-training videos on their Intranet. The use of the iVideoNow!TM player in this capacity could replace a company's use of videocassettes and VCR's. The benefit is with videocassettes an employee has to look at the entire videotape to see what they need to learn, while only certain sections may be germane to them. With iVideoNow!TM, the employee easily can skip to the exact chapter or chapters of the presentation to find and review the pertinent information they require.

     The market we operate in is characterized by rapidly changing technologies, frequent new product and service introductions, and evolving industry standards. The future success of DIGS will depend, in large part, on how we adapt to rapidly changing technologies. We plan to adapt to new technology by continually improving the performance features and the reliability of our services. In addition, we have an active commitment to research and development and believe we will benefit greatly as new bandwidth technology develops.

     We believe we are now in a position to aggressively market our products and services to a wider expansion of industries. We operate in the business-to-business (B2B) marketplace, and focus our sales efforts on mid to large companies that are seeking a unique, efficient and inexpensive means of disseminating corporate business and financial information. We market our products and services through personal contacts with existing and potential customers and investment relations firms, through a specially trained in-house sales force and through direct marketing techniques. In addition to soliciting business from existing and prospective customers, each sales person also acts as the account service representative, ensuring that the Company's production staff promptly responds to customer instructions and meets customer needs.

     DIGS is not dependent on long-term clientele and does not enter into long term service or product contracts with its clients. We do have the opportunity to provide multiple products and services to each client and actively solicit such business. The growth and expansion of our business is built on constant recruitment of new accounts and the maintenance of relationships with current clients.

     Marketing of our products is through contacts made by its President and marketing staff. Presentations are made to each prospective client demonstrating the product capabilities and how each product can be customized to fit a clients needs. The company promotes its products and establishes potential client contacts through various techniques including news releases, mailers, industry networking, public relation firms and simply word of mouth.

Competition.

     Currently, there is limited direct competition in the production of CD-ROM's for the investment and corporate communications community. Although competitors can enter the field of CD-ROM production at any time, we believe our early entrance into this market and our proprietary instant-start software technology will allow us to continue to be a dominant provider of this business service. We face substantial competition in the area of financial Website design and maintenance. However, few, if any competitors combine the corporate customer's Website with a physical CD-ROM in the hands of its audience, nor do they provide for continuous outgoing updates.

     Key design services offered by DXF compete with the print media. The competition in the financial and corporate printing industry is intense and well established, as most corporations currently use printed matter as the means to communicate with their investors and market makers.

     At the present time video on the Internet is in its infancy, and competitive offerings are limited to single unit players. Real Player's Real Video, Apple's QuickTime and Microsoft's Media Player make up the majority share of this market. These players could be considered competition to the iVideoNow!TM system but since iVideoNow!TM supports all these players, a more accurate description might be a system friendly application program. Further, iVideoNow!TM is the only player offering a multiple of videos, a "library" of up to 36 videos. It is also the only product on the market providing the end user control of what they view and its quality. The Company's state-of-the-art technology puts it in a position to establish itself strongly in this emerging market, and even a small market share could be worth hundreds of millions of dollars in the next few years.

      DIGS believes that the significant cost advantages and more interesting, entertaining content as compared to printed materials and other traditional communication mediums gives our products a substantial competitive advantage to be successful in this marketplace.

Subsequent Event.

In February 2000, through the May Davis group we raised $2.5 million in additional capital through a private placement of convertible preferred stock. This new funding will be used for the continuing development of iVideoNow!, working capital, marketing purposes, pay short term loans and, principally, the addition of new sales and technical support personnel. It is anticipated that this interim financing will provide all the capital needed for our operations in 2000.

The Company sold 2,500 shares of Series A Convertible Preferred Stock (the "Preferred Stock") and Warrants to purchase 100,000 shares of our Common Stock at $10.0375 per share for $2,500,000 to Calp II, L.P., an offshore venture capital limited partnership in Hamilton, Bermuda. The Preferred Stock is convertible at 75% of the lowest closing bid price of our Common stock during any three trading days during the twenty consecutive trading days ending on the date of the purchaser's determination to convert, or $9.125, whichever is lower. We have also agreed to register the underlying Common Stock issuable upon conversion of the Preferred Stock and exercise of the Warrants. In connection with this private placement, we paid May Davis $200,000 and issued a Warrant to purchase 200,000 shares of our Common Stock at $10.0375 per share as a placement agent fee. We also paid $50,000 to Thomson Kernaghan & Company, Ltd. as a finders fee.

Employees.

     As of December 31, 1999, the Company has ten full time employees.


ITEM 2. DESCRIPTION OF PROPERTY
-------------------------------

     DIGS is leasing from a third party 6,153 square feet of office space at 17327 Ventura Boulevard, Suite 200, Encino, California, 91316. The lease calls for monthly rent of $8,307 and terminates July 31, 2003. The lease can be renewed for an additional three or five years at our discretion. DIGS has no plans to change its corporate office location or purchase any real property at this time.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

     None.

ITEM 4. SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS
--------------------------------------------------------

     The Company did not hold a security holders meeting in the fourth quarter of its fiscal year ended December 31, 1999. A security holders' meeting is scheduled to be held in June, 2000.


                                    PART II

ITEM 5. MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------------------------------------------------------------------------------

     (a) The Company's Common Stock has been trading on the over-the-counter through the NASD's electronic OTC Bulletin Board service. The following table shows for the calendar periods indicated the high and low closing bid quotation for the Company's Common Stock. The quotations were obtained using an Internet retrieval service. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

                       1999              High Bid Low Bid
                       ----              -------- -------
     First Quarter                        $7.00    $3.00
     Second Quarter                       $8.50    $8.50
     Third Quarter                        $7.75    $7.75
     Fourth Quarter                       $8.25    $8.00

                       1998              High Bid Low Bid
                       ----              -------- -------
     First Quarter                        $0.09    $0.03
     Second Quarter                       $1.50    $0.04*
     Third Quarter                        $2.62    $0.25
     Fourth Quarter                       $6.87    $4.87**

---------------------

*    Reflects a 1 for 50 reverse stock split.
**   Reflects a 1 for 20 reverse stock split.

     (b) As of February 29 2000, there were approximately 305 record holders of the Company's Common Stock. In addition, there were approximately 870 shareholders in street name whose shares are held in the name of other nominees.

     (c) There have been no dividends declared or paid by the Company on its Common Stock during the past three years.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------

     The information included in this discussion contains forward looking statements that are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof.

Corporate History.

     On November 9, 1998, as a result of a reorganization agreement, DIGS issued 5,194,968 shares of its common stock in exchange for all the outstanding common stock of Digital Corporate Profiles, Inc. (DCP). The stock exchange resulted in DCP becoming a wholly owned subsidiary of the Company based on a conversion ratio of three shares of DIGS, Inc. common stock for each share of DCP's common stock. The reorganization was accounted for as a recapitalization of each entity at their book values.

     Prior to the reorganization, DIGS was an inactive shell called Advanced Laser Products. The shell corporation did not generate any revenue but did incur minor administrative expenses. Administration expenses were $300 and $4,730 for the years ended December 31, 1998 and 1997 respectively. On the reorganization date there were 53,663 outstanding shares owned by former shareholders. All share and per share amounts have been adjusted to reflect an April 20, 1998 one for ten reverse stock split and an October 16, 1998 one for twenty reverse stock split. DIGS is currently comprised of the following three active entities:

     Digital Corporate Profiles, Inc. (DCP) provides complete multimedia and internet communication solutions to its clients allowing them to proactively tell their story to the world. DCP produces several CD-ROM products including an Investor Relation CD (IRCD), an Environmental Health and Safety CD (EHSCD) and an Employee Orientation CD (EOCD). Each CD provides the client with a dynamic medium that allows them to communicate effectively with their investors, employees, the media and the public.

     During 1999, DIGS formed a wholly owned subsidiary, DXF Design, Inc. ("DXF"), a digital and graphic design studio. DXF offers a complete range of Internet, CD-ROM and promotional print design services. DXF specializes in designing brochures, corporate identity graphics, corporate and entertainment promotional kits, as well as key art for theatrical and home video advertisements. DXF will not only provide artistic support to DCP but is an additional revenue center. DXF is actively marketing its digital and graphic design capabilities to the music, film and television industries.

     Digs Web Video, Inc. (DWV), another wholly owned subsidiary, was formed in 1999 to develop and market a real time Internet video screening application called iVideoNow!TM. The iVideoNow!TM player currently allows a user to instantly view up to 36 separate videos. DWV plans to expand the viewing capacity of the player to 200 videos. The interface of the iVideoNow!TM player can be designed to a client's specification to maximize the video players use as a marketing and promotional tool. DWV also plans to develop an e-commerce function that will allow the iVideoNow!TM player to act as both a marketing tool and sales point for the client.

Operating Results for the Years Ended December 31, 1999 and 1998.

     Revenue increased over 200% to $564,022 for 1999 from $171,694 in 1998. The increase is primarily due to increased sales of DCP's CD-ROM products and revenue generated from graphic design services provided by DXF.

     Gross profit also increased by over 200% to $283,953 in 1999 from $74,714 in 1998. As a percentage of revenue, gross profit percentages were approximately 50.4% in 1999, up from 43.5% in 1998. The increased gross profit amount and percentage is primarily due to labor efficiencies associated with production of CD-ROM products.

     Operating expenses increased to $801,799 in 1999 from $535,231 in 1998. An increase in marketing costs accounts for approximately 36% of the increase. The Company's marketing costs increased to $109,005 in 1999 from $14,400 in 1998. Increased marketing efforts resulted in an increase in sales volume and revenue. Increases in professional services, rent, officer salaries and shareholder expenses also contributed to the overall increase in operating costs in 1999 as compared to 1998.

     Other income and (expenses) were $52,733 in 1999 as compared to ($113,761) in 1998. This increase is the result of the selling of the Stocknet-USA domain name and website for a gain of $38,722 and a decrease in financing expenses. Other income and (expenses) included rental income, interest income, interest expense and realized losses on sale of investments.

     Federal income tax provisions for the years ended December 31, 1999 and 1998 have not been recorded due to operating losses and the inability to benefit from deferred tax assets. However, the minimum state income tax expense for DIGS and its subsidiaries in the amounts of $6,364 and $800 were incurred in 1999 and 1998 respectively. As of December 31, 1999, DIGS has net operating loss carryforwards of $1,253,761 that may be used to offset future federal taxable income. These net operating loss carryforwards will begin to expire in 2011 if not used.

Liquidity and Capital Resources.

     DIGS has funded its operations and met its capital requirements through private sales of equity securities, short-term loans and cash generated from sales. Negative cash flows from operating activities are a result of our net operating losses. Net cash used for operations was $523,047 in 1999 and $383,158 in 1998. Net cash flow used for investing activities was $156,220 in 1999 and $88,042 in 1998. Cash used in 1999 for investing activities is primarily related to the development of the iVideoNow!TM player technology.

     DIGS anticipates making capital expenditures of approximately $200,000 during the year ending December 31, 2000. The majority of the capital expenditures will be to remodel the corporate offices and purchase additional hardware and software. Remodeling of the corporate offices began in February 2000 to accommodate a staff of programmers, designers and marketers. In addition, DIGS anticipates it will require approximately $450,000, $80,000 and $100,000 for salaries, outside services and marketing expenses respectively. On March 8, 2000, DIGS secured financing of $2,500,000 through a private sale of equity securities. The cash from this financing will be used to pay off short-term debt, pay for capital expenditures and pay operating expenses. This additional capital along with cash generated through revenues should be sufficient to fund operations, capital expenditures and other obligations through December 31, 2001. Digs anticipates that it will continue to report operating losses for at least 1 or 2 years as the Company continues to refine its projects and build its marketing, production and management teams. Additional capital may be raised through public financing, private financing or some other arrangement. If additional capital were raised through the issuance of equity securities, the percentage of ownership held by current shareholders would be reduced. Furthermore, such equity may have rights, preferences or privileges senior to the current common stock.

Year 2000 Issue.

     DIGS did not experience any disruptions to operations or any other problems resulting from the Y2K issue. The Y2K issue generally refers to the problems some computer systems may have in determining the correct year for the century. DIGS does not foresee any future problems resulting from the Y2K issue.

New Accounting Pronouncements.

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131) was adopted in 1999 with the formation of DXF Design, Inc. SFAS No. 131 establishes standards for the reporting of operating results regarding different segments of a company. Segment operating results reported by DIGS for its subsidiaries Digital Corporate Profiles (DCP) and DXF Design (DXF) in 1999 are summarized as follows:

                                                DCP                  DXF              Consolidated
                                          -----------------    ----------------    --------------------

Net operating revenues                        $413,743            $150,279                $564,022
Operating income                              (589,211)             23,365                (565,846)
Operating assets                               449,591             100,090                 549,681
Capital expenditures                                 0                   0                       0
Depreciation/amortization                       47,080               1,306                  48,386


     Adoption of SFAS No. 131 did not have a material effect on financial statement presentations and disclosures for prior years.

     DIGS has elected to follow Accounting Principles Board Opinion (APBO) No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation. In electing to follow APBO No. 25, we are obligated to provide the expanded disclosures required under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." APBO No. 25 requires no recognition of compensation expense for stock-based compensation agreements provided the exercise price is equal to the market value on the date of grant. APBO No. 25 does require the recognition of compensation expense for variable award plans based on the current market value over the vesting periods. In contrast, SFAS No. 123 requires the recognition of compensation expense for grants of stock options and other equity instruments over the vesting period of such grants, based on the estimated fair market values of such grants on the grant-date. In 1999, DIGS granted 230,000 shares of qualified stock options and 65,000 shares of nonqualified stock options at an average exercise price of $5.17 per share. DIGS has not recognized any compensation expense related to these grants in 1999 because the options were not granted at a price below the fair market value on the date of grant. For additional information, please see Note 13 of the 1999 audited financial statements.

     In 1999, DIGS adopted Accountants' Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities." This statement requires costs related to start-up activities and organizational costs be expensed when incurred. The cumulative effect of this change was $2,625 (net of $0 tax effect) or $0.00 per common share for the years prior to 1999. The adoption of SOP 98-5 had no material effect on 1999 income.


ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

     The financial statement and supplementary data listed in the accompanying Index to Financial Statements are attached as part of this report.


List of Financial Statements.

The following financial statements of Digs, Inc. and Subsidiaries are included in Item 7:

Consolidated Balance Sheets                                                             F 3

Consolidated Statements of Operations                                                   F 4

Consolidated Statements of Stockholders' Equity                                         F 5

Consolidated Statements of Cash Flows                                                   F 6

Notes to Consolidated Financial Statements                                              F 8



All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
---------------------------------------------------------------------------

     None.

                                    PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-----------------------------------------------------------

     Incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14(A) under the Securities Exchange Act of 1934, as amended, which involves election of directors, and which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year ended December 31, 1999.


ITEM 10.  EXECUTIVE COMPENSATION.
--------------------------------

     Incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14(A) under the Securities Exchange Act of 1934, as amended, which involves election of directors, and which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year ended December 31, 1999.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

     Incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14(A) under the Securities Exchange Act of 1934, as amended, which involves election of directors, and which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year ended December 31, 1999.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------
     Incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14(A) under the Securities Exchange Act of 1934, as amended, which involves election of directors, and which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year ended December 31, 1999.


ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K.
------------------------------------------

         (a)  Exhibits

         Item         Description

         2. Plan and Agreement of Reorganization between the Registrant and Digital Corporate Profiles, Inc. dated October 3, 1998 - incorporated by reference from
                      Exhibit 2 to  Registrant's  Form 10-SB12G  filed June
                      14, 1999.

         3. (i) Articles of Incorporation and Amendments thereto - incorporated by reference from Exhibit 3.(i) to Registrant's form 10-SB12G filed June 14, 1999.

           (ii) By-Laws of Registrant - incorporated by reference from Exhibit 3.(ii) to Registrant's Form 10-SB12G filed June 14, 1999.

        4. Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Digs, Inc., dated March 14, 2000

        10. (i) Registrant's 1999 Stock Incentive Plan - incorporated by reference from Exhibit (10.(i) to Registrant's Form 10-SB12G filed June 14, 1999.

           (ii) Employment Agreement between Registrant's wholly-owned subsidiary and Peter Dunn incorporated by reference from Exhibit 10.(ii) to Registrant's Form 10-SB12G filed June 14, 1999.

          (iii) Placement Agreement Agreement by and between Digs, Inc. and May Davis Group, Inc., dated March 14, 2000.

           (iv) Securities Purchase Agreement by and between Digs, Inc. and Calp II L.P., dated March 14, 2000.

            (v) Warrant to Purchase Common Stock by and between Digs, Inc. and May Davis Group, Inc., dated March 14, 2000.

           (vi) Warrant to Purchase Common Shares by and between Digs, Inc. and Calp II, L.P., dated March 14, 2000.

         (b) Reports on Form 8-K.

               None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                          DIGS, INC.



                                          By: /s/ PETER B. DUNN
                                                  -------------------
                                                  Peter B. Dunn
                                                  President


Pursuant to the requirements of the Securities and Exchange Act of 1934, this reporthas been signed below by the following persons on behalf of registrant and in the capacities indicated on the 29th day of March 2000.


Signatures                                         Title


/s/ PETER DUNN                                     President and Director
--------------
    Peter Dunn


/s/ ALLEN DUNN                                     Vice President and Director
--------------
    Allen Dunn


/s/ DAVID FLEMING                                  Treasurer and Director
-----------------
    David Fleming


/s/  KARL EHLERT                                   Chief Financial Officer and
----------------                                   Controller
     Karl Ehlert

                           DIGS, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999






                          INDEX TO FINANCIAL STATEMENTS

                                                                                                    Pages
                                                                                              ------------------

Independent Auditors' Report                                                                         F-2

Consolidated Balance Sheet as of December 31, 1999                                                   F-3

Consolidated Statements of Operations
   For the Years Ended December 31, 1999 and 1998                                                    F-4

Consolidated Statements of Stockholders' Equity
   For the Years Ended December 31, 1999 and 1998                                                    F-5

Consolidated Statements of Cash Flows
   For the Years Ended December 31, 1999 and 1998                                                 F-6 - F-7

Notes to Consolidated Financial Statements                                                        F-8 - F-19

Additional Information:
   Independent Auditors' Report on Additional Information                                            F-20

Schedule of Cost of Goods Sold and Operating Expenses                                                F-21
   For the Years Ended December 31, 1999 and 1998


                          INDEPENDENT AUDITORS' REPORT


February 24, 2000


To the Board of Directors and Shareholders of DIGS, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of DIGS, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1999 consolidated financial statements referred to above present fairly, in all material respects, the financial position of DIGS, Inc. and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, in 1999 the Company changed its method of accounting for organizational and start-up costs.




CALDWELL, BECKER, DERVIN, PETRICK & CO., L. L. P.
Woodland Hills, California 91364

                           DIGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1999



                                     ASSETS


CURRENT ASSETS
    Cash (Note 2)                                                                            $       106,095
    Marketable equity securities (Notes 2 and 3)                                                     116,875
    Accounts receivable - trade (Note 2 and 8)                                                        67,695
    Loan receivable - officer (Note 15)                                                               30,558
                                                                                            -----------------
             Total Current Assets                                                                    321,223
                                                                                            -----------------

PROPERTY AND EQUIPTMENT,
  net of accumulated depreciation (Notes 2 and 5)                                                    110,811

PROGRAM DEVELOPMENT COSTS,
  net of accumulated amortization (Notes 2 and 6)                                                    127,955

LONG-TERM ASSETS
    Deposit                                                                                              160
    Deferred tax assets (Note 4)                                                                          --
                                                                                            -----------------

             Total Assets                                                                    $       560,149
                                                                                            =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                                    $        72,164
    Income taxes payable                                                                               4,564
    Interest payable (Note 16)                                                                         2,346
    Short-term note payable (Note 16)                                                                300,000
    Sublease deposits                                                                                  2,400
    Deferred rent credit (Note 7)                                                                     11,667
                                                                                            -----------------

             Total Current Liabilities                                                               393,141
                                                                                            -----------------

CONCENTRATION AND COMMITMENT (Note 7 and 8)

STOCKHOLDERS' EQUITY
    Preferred stock, par value $.01 per share; 20,000,000 shares
      authorized, 0 shares issued and outstanding                                                         --
    Common stock, par value $.001 per share; 80,000,000 shares
      authorized, 6,658,631 shares issued and outstanding                                              6,659
    Additional paid-in capital                                                                     1,482,594
    Accumulated other comprehensive income (loss)                                                     (2,747)
    Retained (deficit)                                                                            (1,319,498)
                                                                                            -----------------

             Total Stockholders' Equity                                                              167,008
                                                                                            -----------------

             Total Liabilities and Stockholders' Equity                                      $       560,149
                                                                                            =================


The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

                           DIGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                               1999                   1998
                                                                        -----------------       ----------------

REVENUE
    CD-ROM design and development revenue                                $       414,145        $       166,564
    Graphic design revenue                                                       149,877                     --
    Stocknet-USA directories                                                          --                  5,130
                                                                        -----------------       ----------------
        Total Revenue                                                            564,022                171,694
                                                                        -----------------       ----------------
COST OF SALES (Page 21)                                                          280,069                 96,980
                                                                        -----------------       ----------------
        Gross Profit                                                             283,953                 74,714

OPERATING EXPENSES (Page 21)                                                     801,799                535,231
                                                                        -----------------       ----------------
        (Loss) from Operations                                                  (517,846)              (460,517)

OTHER INCOME (EXPENSE)
    Rental income (Note 7)                                                        22,300                 23,000
    Financing expense (Note 10)                                                       --               (134,930)
    Interest income                                                                  863                     --
    Miscellaneous income                                                           1,351                     --
    Gain on sale of asset (Note 18)                                               38,722                     --
     Realized loss on sale of securities                                          (7,850)                    --
     Interest expense                                                             (2,653)                (1,831)
                                                                        -----------------       ----------------
        Total Other Income                                                        52,733               (113,761)
                                                                        -----------------       ----------------

        (Loss) Before Income Taxes and Cumulative Effect of Accounting
         Change                                                                 (465,113)              (574,278)

PROVISION FOR INCOME TAX (Note 4)                                                 (5,364)                  (800)
                                                                        -----------------       ----------------
        Net (Loss) Before Cumulative Effect of Accounting Change                (470,477)              (575,078)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE
    Organizational costs, net of income tax benefit of $0                         (2,625)                    --
                                                                        -----------------       ----------------
        Net (Loss)                                                              (473,102)              (575,078)

OTHER COMPREHENSIVE INCOME, net of tax:
    Unrealized holding (loss) arising during period, net of tax benefit
      of $0 and $0  (Notes 2 and 3)                                               (2,747)                (7,850)
    Add reclassification adjustment for (loss) included in net income              7,850                     --
                                                                        -----------------       ----------------

        Comprehensive Income (Loss)                                     $       (467,999)       $      (582,928)
                                                                        =================       ================
(Loss) per common share (Note 2 and 12)                                 $           (.07)       $          (.14)
                                                                        =================       ================


The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

                           DIGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                                        Other
                     Preferred Stock         Common Stock             Additional    Comprehensive      Retained
                    --------------------------------------------       Paid-In         Income/         Earnings
                    Shares    Amount      Shares         Amount        Capital          (Loss)         (Deficit)       Total
                    -------  --------   -----------  -----------    ------------    -------------   -------------   -----------
Balance at
  Dec. 31, 1997        --         --     3,435,000   $    3,435     $  297,153      $       --       $ (271,318)    $   29,270

Stock sales
  Mar. 20, 1998
  (Note 10)            --         --     1,759,968        1,760        144,905              --               --        146,665

Reorganization
  with DIGS, Inc.
  Nov. 9, 1998
  (Note 9)             --         --        53,663           54            (54)             --               --             --

Stock sales
  Nov. 10, 1998
  (Note 11)            --         --     1,400,000        1,400        992,600              --               --        994,000

Net (loss) for the
  year ended
  Dec. 31, 1998        --         --            --           --             --              --         (575,078)      (575,078)

Unrealized holding
  (loss)
  Dec. 31, 1998
   (Notes 2 and 3)     --         --            --           --             --          (7,850)              --         (7,850)
                    -------  --------   -----------  -----------    ------------    -------------   -------------   -----------

Balance at
  Dec. 31, 1998        --         --     6,648,631        6,649      1,434,604          (7,850)        (846,396)       587,007


Shares issued for
  services
  Nov. 17, 1999
  (Note 17)            --         --        10,000           10         47,990              --               --         48,000

Net (loss) for the
  year ended
  Dec. 31, 1999        --         --            --           --             --              --         (473,102)      (473,102)

Net unrealized
  holding (loss) and
   reclassification
  Dec. 31, 1999
   (Notes 2 and 3)     --         --            --           --             --           5,103               --          5,103
                    -------  --------   -----------  -----------    ------------    -------------   -------------   -----------

Balance at
  Dec. 31, 1999        --    $    --     6,658,631   $    6,659     $1,482,594      $   (2,747)     $(1,319,498)    $  167,008
                    -------  --------   -----------  -----------    ------------    -------------   -------------   -----------


The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

                           DIGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                               1999                   1998
                                                                       ---------------------  -------------------
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
  Net (loss)                                                            $        (473,102)     $        (575,078)
  Adjustments to reconcile net (loss) to net cash provided (used)
    by operating activities:
    Cumulative effect of accounting change-organizational costs                     2,625                     --
    Operating expenses paid by issuance of stock                                   48,000                134,930
    Equity securities received for payment of services                            (75,000)                    --
    Amortization and depreciation                                                  48,386                 31,607
    (Increase) in accounts receivable                                             (64,512)                (3,183)
    (Increase) in deposit                                                            (160)                    --
    (Decrease) increase in current liabilities and accrued expenses                35,278                 (6,101)
    Increase in income taxes payable                                                4,564                     --
    Increase in interest payable                                                    2,346                     --
     (Decrease) increase in deposits                                                 (600)                 3,000
     Increase (decrease) in deferred rent credit                                  (20,000)                31,667
     Gain on sale of asset                                                        (38,722)                    --
     Realized loss on sale of marketable equity securities                          7,850                     --
                                                                       -------------------    -------------------

        Net Cash Flows (Used) by Operating Activities                            (523,047)              (383,158)
                                                                       -------------------    -------------------

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
    Acquisition of property and equipment                                         (48,550)               (79,042)
    (Increase) in program development cost                                       (108,820)                    --
    Proceeds from sale of marketable equity securities                              1,150                     --
    Acquisition of marketable equity securities                                        --                 (9,000)
                                                                       -------------------    -------------------

        Net Cash Flows (Used) by Investing Activities                            (156,220)               (88,042)
                                                                       -------------------    -------------------

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
    Issuance of common stock (Notes 10 and 11)                                         --              1,005,735
    Proceeds from short-term loan                                                 325,000                600,000
    Principal payment on short-term loan                                          (25,000)              (600,000)
    (Increase) in loan receivable - officer                                       (30,558)                    --
    (Decrease) in note payable to stockholders                                         --                (47,321)
                                                                       -------------------    -------------------

        Net Cash Flows Provided by Financing Activities                           269,442                958,414
                                                                       -------------------    -------------------

NET INCREASE (DECREASE) IN CASH                                                  (409,825)               487,213

CASH AT THE BEGINNING OF THE YEAR                                                 515,920                 28,707
                                                                       -------------------    -------------------

CASH AT THE END OF THE YEAR                                             $         106,095      $         515,920
                                                                       ===================    ===================



The  Accompanying  Notes  are an  Integral  Part of the  Consolidated  Financial
Statements.



                           DIGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                               1999                   1998
                                                                       ---------------------  -------------------
ADDITIONAL DISCLOSURES:
    Cash paid during the year for:
    Interest                                                            $             307      $           1,831
                                                                       ===================    ===================

    Income Taxes                                                        $             800      $             800
                                                                       ===================    ===================

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
    Common stock issued in exchange for subsidiary's common stock
                                                                        $              --      $         312,322
                                                                       ===================    ===================

    Disposal of asset in exchange for equity securities (Note 18)       $          44,622      $              --
                                                                       ===================    ===================

    Equity securities received for payment of services (Note 18)        $          75,000      $              --
                                                                       ===================    ===================



The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

                           DIGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


NOTE 1 - DESCRIPTION OF BUSINESS

DIGS, Inc. (the Company), formerly known as Advanced Laser Products, Inc., a Delaware corporation, was incorporated on June 27, 1986, as Skin Research Laboratories, Ltd. On September 25, 1990, the Company changed its name to
Medipak Corporation. On February l, 1995, the Company changed its name to Advanced Laser Products, Inc. In the late 1980's, the Company was attempting to enter the medical receivables financing business. On November 9, 1998, the Company acquired Digital Corporate Profiles, Inc. (DCP). In connection with the agreement of reorganization, the "Reorganization," the Company issued 5,l94,968 shares of its common stock at $.001 par value per share, in exchange for all of the outstanding common stock of DCP, in which DCP became a wholly owned subsidiary of the Company based on a conversion ratio of 3 shares of the
Company's common stock for each share of DCP's stock. Prior to the reorganization, the Company was considered a shell organization and was inactive. The merger qualified for a tax-free reorganization and has been accounted for as a recapitalization of Digital Corporate Profiles, Inc. and the acquisition of DIGS at their book value. As a result of the recapitalization, the Company's consolidated financial statements presented are those of Digital Corporate Profiles, Inc. (DCP) whose owners maintained control after the reorganization. Please see Note 9 for additional information. In 1999, the Company formed two wholly owned subsidiaries, DXF Design, Inc. (DXF) and DIGS Web Video, Inc. (DWV).

DCP provides complete multimedia and Internet communications solutions for public companies to proactively tell their story to the worldwide investment community. DCP produces CD-ROM (IRCD) packages for its corporate and investor relations clients. DCP also offers an environmental health and safety CD-ROM (EHSCD) to dynamically tell the environmental, health and safety story to investors, environmental groups, media and the public. In addition, the Company also produces an employee orientation CD-ROM (EOCD) for the customers' internal use. It is designed to familiarize new employees with their new environment by providing a comprehensive look at all aspects of the customers' companies, including: staff, products, services, policies, and financial outlook. In 1999, DCP ceased to provide Stocknet-USA directory services and sold Stocknet-USA Website and domain name to non-related parties (see Note 18 for additional information).

DXF is a fully functional digital and graphic design studio providing a complete range of Internet, CD-ROM and promotional print design services. DXF specializes in designing brochures, corporate identity graphics, corporate and entertainment promotional kits, as well as providing key art for theatrical and home video advertisement.

DWV is developing and marketing a real time Internet Video screening application known as iVideoNow!. The iVideoNow! player has the capability of allowing the user to instantly view up to 36 separate videos. This multi-screening technology is currently being marketed to companies in the film, television, music, travel, and retail industries. This multi-screening technology of iVideoNow! can be designed to a client's specification and will provide companies new ways to use Internet video as a promotional tool. DWV is also developing an e-commerce technology that will work with the iVideoNow! player, allowing the viewer to order products directly from the promotional videos.

                           DIGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include the accounts of DIGS, Inc. and its wholly owned subsidiaries, Digital Corporate Profiles, Inc. (DCP), a California corporation, Advanced Laser Products, Inc., a Nevada corporation (inactive), DXF Design, Inc., a California corporation, and DIGS Web Video, Inc., a California corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

Segment information

The company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No
131) in 1999. Prior to 1999, the Company only operated in one business segment. This statement establishes for the reporting of information about a company's operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position of prior reports. (See Note 14 for additional information)

Reclassifications

Certain prior year balances have been reclassified to conform with the current year presentation.

Cash and Cash Equivalents

The Company and its subsidiaries consider cash on hand and cash in banks as cash and cash equivalents.

Accounts Receivable

Uncollectible accounts receivable are written off as bad debt expense at the end of the year. For the year ended December 31, 1999 and 1998, there was no bad debt expense. The current accounts receivable is considered collectible by management.

Marketable Securities

Marketable securities consist of common stock. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. All marketable securities are defined as available-for-sale securities under provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." For purpose of determining realized gains and losses, the cost of securities sold was based on first-in, first-out method.

                           DIGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Comprehensive Income

Statement  of  Financial   Accounting  Standards  ("SFAS")  No.  130,  Reporting
Comprehensive Income, establishes a standard for reporting and displaying comprehensive income and its components within the financial statements.
Comprehensive income includes charges and credits to equity that are not the result of transactions with shareholders. Comprehensive income is composed of two subsets - net income and other comprehensive income. Included in other comprehensive income for the Company are unrealized losses and adjustment for realized losses of available-for-sale securities as of December 31, 1999 and 1998.

Revenue Recognition

Design and development of CD-ROM revenues are billed in equal one-third installments as the contract progresses. All payments are nonrefundable and revenue is recognized when earned. Revenue is deemed to be earned when there is no future performance obligation. Future performance obligation ceases when the product is approved by the client and shipped. The average length of a contract is approximately two months. As of December 31, 1999 and 1998, the Company did not have any open contracts.

Graphic design revenue is billed when the project is completed. As of December 31, 1999, the Company did not have any open contracts.

Earnings Per Share

In 1997, the Financial Accounting Standards Board issued Statement (SFAS) No. 128, "Earning Per Share." SFAS No. 128 established standards for computing and presenting earnings per share ("EPS") and requires the presentation of both basic and diluted EPS. Unlike primary EPS, basic EPS excludes any dilutive effects of options, warrants, and convertible securities and is computed on the basis of the weighted average number of common shares outstanding during the year. The diluted EPS calculation is very similar to the previous fully diluted EPS calculation method. The Company has adopted SFAS 128 since 1998. The Company has a simple capital structure and there were no changes under the SFAS 128 methodology to the previously reported EPS amounts for any of the fiscal years. Fully diluted per share data is not presented, as the effects would be antidilutive. (See Note 12)

Property and Equipment

Depreciation  of  equipment  and  amortization  of  leasehold   improvements  is
calculated by the straight-line and accelerated methods based on the following estimated useful lives:

                                                           Years
                                                         ---------
                Computer                                     5
                Furniture and fixtures                       7
                Computer software                            5
                Leasehold improvements                       10

In 1999, the Company changed its accounting policy for organization and start-up costs. Please see accounting change.

                           DIGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-Lived Assets

In 1998, the Company adopted SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." In accordance with SFAS 121, long-lived assets held and used by the Company are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset might not be fully recoverable. For purposes of evaluating the recoverability of long-lived assets, the estimated future cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. The adoption of SFAS 121 had no impact on the Company's financial position or on its results of operations.

Program Development Costs

In March 1998, the Company adopted Statement of Position 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." Capitalized program development costs consist of consulting and programming costs. The Company capitalizes internally developed software costs based on a project-by-project analysis of each project's significance to the Company and its estimated useful life. All capitalized software costs are amortized on a straight-line method over a period of five years.

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion (APBO) No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation and to provide the disclosures required under Statement of Financial Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation."

APBO No. 25 requires no recognition of compensation expense for most of the stock-based compensation agreements provided by the Company where the exercise price is equal to the market value at the date of grant. However, APBO No. 25 requires recognition of compensation expense for variable award plans over the vesting periods of such plans, based upon the then-current market values of the underlying stock. In contrast, SFAS No. 123 requires recognition of compensation expense for grants of stock, stock options, and other equity instruments over the vesting periods of such grants, based on the estimated grant-date fair values of those grants (see Note 13 for additional information).

Income Taxes

This Company has adopted SFAS No. 109, "Accounting for Income Taxes", which requires a liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and tax basis of assets and liabilities is determined annually. Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce deferred tax asset accounts to the amounts that will more likely than not be realized. Income tax expense is the current tax payable or refundable for the period, plus or minus the net change in the deferred tax asset and liability accounts.

                           DIGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Year 2000 Compliance

In general, management believes its computerized systems used to report financial information are year 2000 compliant. Management does not foresee any material year 2000 problems with the Company's vendors, service providers, or other third parties which affect the Company's financial information. As of the date of this report, the Company has not experienced any year 2000 problems.

Accounting Change

In 1999, the Company adopted Accountants' Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." This statement requires that costs of start-up activities and organizational costs be expensed as incurred. The cumulative effect of this accounting change on years prior to 1999 was in the amount of $2,625 (net of $0 tax effect) or $0.00 per common share that was reflected in the first quarter of 1999. This new accounting requirement did not have a significant effect on 1999 income before the cumulative effect of the accounting change.

NOTE 3 - MARKETABLE EQUITY SECURITIES

Cost and fair value of marketable equity securities at December 31, 1999 are as follows:

                                                                   Gross            Gross
                                                                 Unrealized      Unrealized
                                                   Cost            Gains           Losses         Fair Value
                                             ---------------  ---------------  --------------- ---------------
December 31, 1999
Available for sale
     Equity securities                       $      119,622   $           --   $       (2,747)  $     116,875
                                             ===============  ===============  =============== ===============

Net unrealized losses from available for sale securities during the year ended December 31, 1999 and 1998 amounted to $2,747 and $7,850, respectively, resulting in net changes of $2,747 and $7,850, respectively, to Other Comprehensive Income. For the year ended December 31, 1999, the Company received proceeds of $1,510 as the result of sales of securities available for sale. The Company also recorded gross realized losses included in earnings of $7,850, and recorded losses reclassified out of accumulated other comprehensive income as the result of sales of securities available for sale. The tax benefit for each component of comprehensive income, including reclassification adjustments is $0 for the year ended December 31, 1999 and 1998. For purpose of determining realized gains and losses, the cost of securities sold was based on first-in, first-out method.

NOTE 4 - INCOME TAXES

The Company has available at December 31, 1999, net operating loss carryforwards totaling $1,253,761 that may be offset against future taxable. If not used, the net operating loss carryforwards will expire as follows:

     Operating Losses

         Year 2011                                 $          81,269
         Year 2012                                           190,049
         Year 2018                                           470,148
         Year 2019                                           512,295
                                                   ------------------
                                                   $       1,253,761
                                                   ==================

The net deferred tax assets, resulting from the net operating loss, included in the accompanying balance sheet include the following amounts of deferred tax assets and liabilities at December 31, 1999:

     Deferred Tax Asset - Current                $              --
     Deferred Tax Asset - Non-Current                      427,916
                                                 ------------------
                                                           427,916
     Valuation allowance                                  (427,916)
                                                 ------------------
                                                 $              --
                                                 ==================

For the year ended December 31, 1999 and 1998, valuation allowance increased by $203,679 and $156,530, respectively. Due to the uncertainty of the realization of the net operating loss carryforwards, the Company has established a valuation allowance against the carryforward benefits in the amount of $427,916.

The components of the provision for income taxes for continuing operations are as follows:

                                             1999                1998
                                     -------------------  ------------------
Current
     State                            $           5,364   $             800
                                     ===================  ==================


NOTE 5 - PROPERTY AND EQUIPMENT

     Computer                                               $          89,510
     Furniture and fixtures                                             9,923
     Computer software                                                 21,180
     Leasehold improvements                                            44,365
                                                            ------------------
                                                                      164,978
     Less accumulated amortization and depreciation                   (54,167)
                                                            ------------------
                                                            $         110,811
                                                            ==================


Amortization and depreciation expenses for the years ended December 31, 1999 and 1998 were $25,666 and $18,356, respectively. In 1999 and 1998, the Company allocated amortization expense to cost of sales in the amount of $4,057 and $3,639, respectively.

In 1999, the Company adopted Accountants' Statement of Position (SOP) 98-5, "Reporting on the costs of Start up Activities." This statement requires that costs of start-up activities and organizational costs be expensed as incurred.

See Accounting Change in Note 2 for additional information.
NOTE 6 - PROGRAM DEVELOPMENT COSTS

     Program development costs                          $         160,931
     Less accumulated amortization                                (32,976)
                                                        ------------------
                                                        $         127,955
                                                        ==================

Amortization expense for the years ended December 31, 1999 and 1998 was $22,720 and $13,251, respectively. In 1999 and 1998, the Company allocated amortization expense to cost of sales in an amount of $22,720 and $13,251, respectively. For the year ended December 31, 1999, the Company capitalized additional $108,820 of program development costs.

NOTE 7 - COMMITMENTS

In August 1998, the Company entered in a two-year operating lease on its current premises, expiring July 31, 2000, with a monthly lease payment of $7,691. The lease agreement contains certain terms and conditions, which include, but are not limited to, payment of property taxes, insurance, rent increases, repairs and maintenance. There is currently an option to renew the lease for an additional three and five years. On February 23, 2000, the Company renewed its lease agreement for an additional three years, with a monthly lease payment of $8,307. The new lease will expire on July 31, 2003.

The following is a schedule of future minimum rental payments required under the above operating lease as of December 31, 1999:

                Year Ending
                December 31,                                  Amount
           ------------------------                    ------------------
                    2000                               $          95,370
                    2001                                          99,679
                    2002                                          99,679
                    2003                                          58,146
                                                       ------------------
                                                       $         352,874
                                                       ==================

The above rental expenses will be offset by $7,000 in sublease rental income through July 31, 2000.

For the years ended December 31, 1999 and 1998, rental expenses, net of deferred rent credit, were $70,277 and $44,445, respectively. Rental income under the subleases amounted to $22,300 and $23,000 for the years ended December 31, 1999 and 1998, respectively.

In 1998, the lessor compensated DCP in an amount of $40,000 for moving to its current facility. As of December 31, 1998, the above amount has been classified as deferred rental credit and amortized on a straight-line method over the term of the lease. In 1999 and 1998, the amortized credit of $20,000 and $8,333 was offset against rental expense, respectively.

                           DIGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

 NOTE 7 - COMMITMENTS (CONTINUED)

In 1999 the Company entered in a 36-month operating lease agreement with a monthly payment of $822. For the year ended December 31, 1999, total lease payment amounted to $5,015. Future obligation under the operating lease totals $9,864, $9,864, and $4,932 for 2000, 2001, and 2002, respectively.

On March 1, 1998,  DCP  entered  into a  two-year  employment  contract  with an officer that provides for an annual salary of $96,000 as well as annual vacation, sick pay, bonus, and miscellaneous reimbursement of out-of-pocket costs. On February 28, 2000, the Company renewed the above employment contract an additional three years that provides an annual salary of $120,000 as well as annual vacation, sick pay, bonus, and miscellaneous reimbursement of out-of-pocket costs. The contract expires on February 28, 2003. For the years ended December 31, 2000, 2001, 2002, and 2003, minimum obligation under this contract is $116,000, $120,000, $120,000, and $20,000, respectively. Total compensation to all officers for the year ended December 31, 1999 was approximately $242,000 including auto and miscellaneous expense reimbursements. During 1999, the total of approximately $20,000 was recorded as auto expense and other operating expenses. In addition, the Company allocated $65,250 of officers' salary to cost of goods sold during 1999.

NOTE 8 - CONCENTRATON

For the  years  ended  December  31,  1999 and  1998,  sales  to five and  three customers accounted for approximately 60% and 96% of total revenue, respectively. The total revenue received from these customers in 1999 and 1998 was as follows:


                                              For the Years Ended December 31,
                                     -------------------------------------------------
                                             1999                       1998
                                     ----------------------    -----------------------

       Customer A                    $         --       --%    $      29,045     16.9%
       Customer B                           1,500      0.3            27,541     16.0
       Customer C                              --       --           107,500     62.6
       Customer D                          60,118     10.6                --       --
       Customer E                          84,500     15.0                --       --
       Customer F                         130,680     23.2                --       --
       Customer G                          59,183     10.5                --       --
                                     ------------- --------    -------------- --------
                                     $    335,981     59.6%    $     164,086     95.5%
                                     ============= ========    ============== ========



As of December 31, 1999, receivables from three customers account for 91% of total accounts receivable.

The Company relies solely on the performance of DXF's officer, Mr. Fleming, to generate revenue for its graphic design subsidiary, DXF Design, Inc. (DXF).

NOTE 9 - AGREEMENT OF REORGANIZATION

Effective November 9, 1998, in connection with the agreement of reorganization, the Company issued 5,l94,968 shares of its common stock at $.001 par value per share, in exchange for all of the outstanding common stock of Digital Corporate Profiles, Inc. (DCP), in which DCP became a wholly owned subsidiary of the Company, based on a conversion ratio of 3 shares of the Company's common stock for each share of DCP's stock. The merger qualified for a tax-free reorganization and has been accounted for as a recapitalization of Digital Corporate Profiles, Inc. and the acquisition of DIGS at their book values.

                           DIGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


NOTE 9 - AGREEMENT OF REORGANIZATION (CONTINUED)

Prior to the reorganization, the Company was considered a shell organization and was inactive with no revenues and a minimal administrative expense of $300 and $4,730 for the year ended December 31, 1998 and 1997, respectively. As a result of the recapitalization, the Company's consolidated financial statements presented are those of Digital Corporate Profiles, Inc. (DCP) whose owners maintained control after the reorganization.

At the date of reorganization, there were 53,663 shares that were owned by the former DIGS, Inc. shareholders. All share and per share amounts have been adjusted to reflect the 1 for 10 reverse stock split effective April 20, 1998, and the 1 for 20 reverse stock split effective October 16, 1998.

NOTE 10 - SALE OF DCP'S STOCK

On March 20, 1998, pursuant to a short-term loan agreement of $600,000, DCP's Board of Directors authorized the issuance of 586,656 shares of its common stock, an equivalent of 1,759,968 shares of the Company, no par, to various unrelated individuals at the price of $.02 per share. All shares were issued on September 15, 1998. The net proceeds were $11,735. These shares were outstanding at the time of the reorganization with the Company (see Note 9). In addition, the Company recorded a non-cash financing expense of $134,930 in conjunction with the short-term loan agreement and the issuance of the above shares. The financing expense is the difference between the estimated fair market value of DCP's stock on March 20, 1998, which is $0.25 per share, and the net proceeds received. Factors used in determining the fair market value of DCP's stock included the price of previously sold stock and the financial condition of the Company on March 20, 1998.

NOTE 11 - SALE OF DIGS' STOCK

On November 10, 1998, the Company issued 1,400,000 shares of common stock through a 504 offering, which is available to non-reporting and non-investment companies for offerings of not more than $1,000,000 of securities in the 12-month period under section 3(b) of the (1933) Securities Act. The net proceeds of the offering were $994,000. The Company used $600,000 of the net proceeds to repay outstanding short-term debts.

NOTE 12 - EARNINGS (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic (loss) per share:

                                                                1999                1998
                                                        -------------------  ------------------
     Basic EPS:
         (Loss) from continue operation                  $            (.07)  $            (.14)
         Cumulative effect of accounting change                       (.00)               (.00)
                                                        -------------------  ------------------
           Net (Loss) Per Common Share                   $            (.07)  $            (.14)
                                                        ===================  ==================
     Weight average shares outstanding                           6,649,864           4,220,188
                                                        ===================  ==================




Fully diluted per share data is not presented, as the effects would be antidilutive.

                           DIGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


NOTE 13 - STOCK OPTION PLANS

The Company's 1999 stock option plans provide incentive stock options and nonqualified stock options to purchase common stock. These may be granted to directors, officers, key employees, consultants, and subsidiaries with an exercise price of up to 110% of market price at the date of grant. Generally, options are exercisable in equal installments over three years from the date of grant, and expire five to ten years from the date of grant. As of December 31, 1999, the maximum of 750,000 shares was approved to be issued under the plan, of which 455,000 shares were available for future grants.

For the year ended December 31, 1999, the Company granted 230,000 shares of qualified stock options and 65,000 shares of nonqualified stock options to various individuals at the average exercise price of $5.17 per share.

In  electing  to follow  Accounting  Principles  Board  Opinion  (APBO)  No. 25,
"Accounting for Stock Issued to Employees," the Company recognizes no compensation expense related to employee stock options for the year December 31, 1999, as no options are granted at a price below the market price on the day of grant.

Presented below is a summary of stock option plan activity for the year shown:

                                                                                         Weight-
                                                                                         Average
                                                               Stock Options         Exercise Price
                                                             -------------------    ------------------

       Outstanding at December 31, 1998                                      --                    --
       Granted                                                          295,000                  5.17
       Exercised                                                             --                    --
       Forfeited                                                             --                    --
       Expired                                                               --                    --
                                                             -------------------    ------------------
       Outstanding at December 31, 1999                                 295,000                  5.17
                                                             ===================    ==================
       Shares exercisable at December 31, 1999                               --                    --
                                                             ===================    ==================



Exercise prices for options outstanding as of December 31, 1999 range from $5.00 to $5.50. The following table summarizes information for options outstanding and exercisable at December 31, 1999:



                                       Options Outstanding                     Options Exercisable
                            -------------------------------------------     ---------------------------
                                                            Weighted
                                            Weight-         Average                         Weight-
                               Stock        Average        Remaining           Stock        Average
            Exercise          Options       Exercise      Contractual         Options       Exercise
             Prices         Outstanding      Price            Life          Exercisable      Price
       -------------------- ------------- -------------   -------------     ------------- -------------
              $5.00           195,000        $5.00            2.0                --            --
              $5.50           100,000        $5.50            2.0                --            --
                            -------------                                   -------------
                              295,000                                            --



In electing to continue to follow APBO No. 25 for expense recognition purposes, the Company is obliged to provide the expanded disclosures required under SFAS No. 123 for stock-based compensation granted in 1999. This includes materially different information from reported results, such as pro forma net income and earnings per share, had compensation expense that relating to the year ended December 31, 1999 grants measured under the fair value recognition provisions of SFAS No. 123.

                           DIGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


NOTE 13 - STOCK OPTION PLANS (CONTINUED)

The weight-average fair values at date of grant for options granted during the year ended December 31, 1999 were $5.00, respectively and were estimated using the Black-Scholes option valuation model with the following weight-average assumptions:
                                                              1999
                                                          -------------
       Expected life in years                                    5
       Interest Rate                                           5.0%
       Volatility                                             33.0%
       Dividend Yield                                            0%


NOTE 14 - SEGMENT INFORMATION

Information concerning operations in different lines of business at December 31, 1999 and for the year then ended is presented below. Prior to 1999, the Company only operated in one business segment, public relation CD-ROM. In 1999, the company operated in the public relation CD-ROM products and graphic design within the United States. Intercompany transactions between segments are not material.


                                                           CD-ROM
                                                         Design and          Graphic
                        1999                            Development          Design          Consolidated
------------------------------------------------------ ---------------    --------------   ---------------
Net Operating Revenues                                $       413,743    $      150,279   $       564,022
Operating Income                                             (589,211)           23,365          (565,846)
Identifiable Operating Assets                                 449,591           100,090           549,681
Capital Expenditures                                               --                --                --
Depreciation and Amortization                         $        47,080    $        1,306   $        48,386



Identifiable operating assets include cash, available-for-sale securities, trade accounts receivable, and fixed assets.

NOTE 15 - RELATED PARTY TRANSACTIONS

For the year ended December 31, 1999 and 1998, the Company paid its Secretary, David Fleming, approximately $10,500 and $9,000 as an independent contractor in connection with the production of its products. All payments were made prior to Mr. Fleming taking the position of a full-time officer of DXF Design, Inc.

In 1999, the President provided the Company an unsecured non-interest bearing short-term loan of $25,000. The Company repaid this loan within one month.

For the year ended December 31, 1998, DCP repaid the president of the Company the short-term note in an amount of $47,321. This amount was on DCP's books since December 31, 1997.

For the year ended December 31, 1999, loan receivable from DXF's officer, Mr. Fleming, totaled $30,558, including $558 of accrued interest. The loan bears interest at 5% per annum and is due on July 30, 2000.

                           DIGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


NOTE 16 - SHORT-TERM NOTE

As of December 31, 1999, the Company has the following short-term notes:

       A  short-term  note  bears  interest  at 5% per annum,
         with  an  effective  interest  rate of  5.116%.  The
         note is due on January 1, 2000.                                          $           100,000

       Revolving  short-term  note  bears  interest  at 5% per  annum, with an effective interest rate of 5.116%.
         The note is due on January 1, 2000.                                                  200,000
                                                                                  --------------------
                                                                                              300,000
       Interest accrued for the above notes                                                     2,346
                                                                                  --------------------
                                                                                  $           302,346
                                                                                  ====================


For the year ended December 31, 1999, interest expense accrued for the above notes totaled $2,346. The maximum funds available under the second note agreement are $350,000. The Company, under the note agreements, is required to provide 100,000 and 350,000 shares of its common stock as collateral for the above notes, respectively. If the note is not repaid in full within 30 days from the due date, the note is deemed to be in default, which shall give the note holder the right to foreclose on the collateral with no further action or notice. The notes have been extended and is due April 1, 2000. As of February 24, 2000, the Company borrowed an additional $150,000.

NOTE 17 - SHARES ISSUED FOR SERVICES

On November 17, 1999, the Company issued 10,000 restricted shares of common stock for services rendered relating to the listing of the Company's stock on Frankfurt Stock Exchange. The Company recorded a shareholder expense in an amount of $48,000, which represents 50% of the fair market value of the Company's share at $9.60 per share. The 50% value is deemed reasonable considering the inability of the shareholder to dispose of the restricted stock.

NOTE 18 - SALE OF ASSETS

On September 1999, the Company received from Monia Investment, Inc. (MII) 10,000 shares of Global Electronics Manufacturing, Inc. (ECSW) common stock with a market value of $122,500. In exchange, the Company gave MII, Stocknet-USA's domain name and Website, as well as redesigning the Website to MII specifications and providing MII with a lifetime of non-exclusive and non-transfereable use of the Company proprietary system. The net book value of Stocknet-USA's domain name and Website was $5,900. The Company recorded an after tax gain of $38,722 for the exchange of Stocknet-USA's domain name and Website, net of agent fee of $2,878. The Company also recorded the redesigning fees and the non-exclusive use of the Company proprietary system as revenue in an amount of $75,000 for the year ended December 31, 1999.

NOTE 19 - SUBSEQUENT EVENTS

In February 2000, the Company entered into securities purchase agreements to issue and sell up to 2,500 shares of the Company's Series "A" convertible preferred stock, par value $.01 per share and warrants to purchase 40 shares of common stock for each share of preferred stock at a price of $1,000 per share for an aggregate offering price of $2,500,000. In connection with the agreements, the Company will issue and sell 200,000 warrants to purchase 200,000 shares of the Company's common stock, $.001 par value.

             Independent Auditors' Report on Additional Information


To the Board of Directors and Stockholders of DIGS, Inc. and Subsidiaries

Our report on our audit of the basic financial statements of DIGS, Inc. and Subsidiaries for December 31, 1999 and 1998 appears on Page F-2. That audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules of cost of goods sold and operating expenses on Page F-21 are presented for the purposes of additional analysis and are not a required part of the basic financial statements. Such information, except for that portion marked "unaudited', on which we express no opinion, has been subjected to the auditing procedures applied in the audit of the basic financial statements, and, in our opinion, the information is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



CALDWELL, BECKER, DERVIN, PETRICK & CO., L.L.P.
Woodland Hills, California 91364

                           DIGS, INC. AND SUBSIDIARIES
              SCHEDULE OF COST OF GOODS SOLD AND OPERATING EXPENSES
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998




                                                        UNAUDITED
                                                          1999                 1998
                                                   ------------------    ----------------

COST OF GOODS SOLD
    IRCD production costs                           $         87,381     $        72,972
    Labor costs                                              124,380                  --
    Others                                                    68,308              24,008
                                                   ------------------    ----------------
        Total Cost of Sales                         $        280,069     $        96,980
                                                   ==================    ================


OPERATING EXPENSES
     Auto expense                                   $         28,001     $        18,282
     Commissions                                               5,931              17,974
     Marketing                                               109,005              14,400
     Outside services                                         22,867              43,817
     Printing                                                  1,611              19,824
     Professional services                                    66,022              33,126
     Rent (Note 7)                                            70,277              44,445
     Salaries - officers                                     156,725             121,989
     Salaries - other                                        107,247             113,257
    Shareholder expenses (Note 17)                            69,972               2,860
     Taxes - payroll                                          24,941              20,565
     Others                                                  139,200              84,692
                                                   ------------------    ----------------
        Total Operating Expenses                    $        801,799     $       535,231
                                                   ==================    ================


The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.