Form 10QSB
period 2000-03-31
DIGS INC
filed 2000-05-19
CIK 1088529

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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


                                (818) 995 - 3650
                       ----------------------------------
                            Issuer's telephone number

Check whether the issuer has (1) filed all reports required by Section 12 or 15(d) of the Exchange Act during the past 12 months, and (2) been subject to such filing requirements for the past ninety (90) days. Yes ( X ) No ( )


     As of March 31, 2000, 6,658,631 shares of the registrant's common stock were outstanding.

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of May 18, 2000 was $16,247,0059.

                           DIGS, INC. AND SUBSIDIARIES


                                      INDEX

                                                                                        Pages
                                                                                       --------
PART 1: FINANCIAL INFORMATION

ITEM 1 - Financial Statements

      Independent Accountants' Report                                                     2

      Consolidated Balance Sheet (Unaudited) as of March 31, 2000                         3

      Consolidated Statements of Operations (Unaudited)
          For the Three Months Ended March 31, 2000 and 1999                              4

      Consolidated Statements of Cash Flow (Unaudited)
          For the Three Months Ended March 31, 2000 and 1999                              5

      Selected Information - Substantially All Disclosures Required by Generally
           Accepted Accounting Principles are Not Included                              6-9

ITEM 2 - Management's Discussion And Analysis Of Financial Condition And
               Results Of Operations                                                  10-11


                         INDEPENDENT ACCOUNTANTS' REPORT



May 17, 2000


To The Board of Directors and Stockholders of
DIGS, Inc. and Subsidiaries
Encino, California

We have reviewed the accompanying condensed consolidated balance sheet of DIGS, Inc. and Subsidiaries as of March 31, 2000 and the related condensed consolidated statements of income and cash flows for the three-months then ended. These financial statements are the responsibility of the Corporation's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

The financial statements for the three-months ended March 31, 1999 have not been reviewed by us, and accordingly, we express no opinion or other form of assurance on them.



/s/ CALDWELL, BECKER, DERVIN, PETRICK & CO., L.L.P.
    Woodland Hills, California

                           DIGS, INC. AND SUBSIDIARIES
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2000
                                   (UNAUDITED)


                                     ASSETS


CURRENT ASSETS
     Cash                                                                 $        1,658,473
     Loan receivable - officer                                                        50,558
     Other                                                                           263,797
                                                                          -------------------
             Total Current Assets                                                  1,972,828

PROPERTY AND EQUIPTMENT,
  net of accumulated depreciation                                                    179,380

PROGRAM DEVELOPMENT COSTS,
  net of accumulated amortization                                                    154,376
                                                                          -------------------
             Total Assets                                                 $        2,306,584
                                                                          ===================


                                    LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES                                                       $           39,479
                                                                         -------------------
STOCKHOLDERS' EQUITY
     Preferred stock,  par value $.01 per share;  20,000,000
       shares   authorized,    2,500   shares   issued   and
       outstanding                                                                        25
     Common  stock,  par value  $.001 per share;  80,000,000
       shares   authorized,   6,658,631  shares  issued  and
       outstanding                                                                     6,659
     Additional paid-in capital                                                    3,712,569
     Accumulated other comprehensive income                                           20,378
     Retained (deficit)                                                           (1,472,526)
                                                                          -------------------
             Total Stockholders' Equity                                            2,267,105
                                                                          -------------------
             Total Liabilities and Stockholders' Equity                   $        2,306,584
                                                                          ===================


See Accompanying Selected Information to Unaudited Consolidated Financial Statements

                           DIGS, INC. AND SUBSIDIARIES
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)


                                                                     For the Three Months Ended
                                                                             March 31,
                                                                   -------------------------------
                                                                        2000           1999
                                                                   -------------  ----------------

REVENUE                                                            $    214,280   $     291,964
COST OF SALES                                                            71,113          26,009
                                                                   -------------  --------------
        Gross Profit                                                    143,167         265,955
                                                                   -------------  --------------
OPERATING EXPENSES
    Accounting                                                           27,004          10,678
    Legal                                                                31,390              35
     Marketing                                                           29,368          64,118
    Outside services                                                      7,300          30,500
    Payroll expenses                                                    123,886          66,150
    Other                                                                75,646          68,355
                                                                   -------------  --------------
        Total Operating Expenses                                        294,594         239,836
                                                                   -------------  --------------
        Income (Loss) From Operations                                  (151,427)         26,119
OTHER INCOME (EXPENSE)                                                     (801)          1,950
                                                                   -------------  --------------
        Income (Loss) Before Income Taxes                              (152,228)         28,069
(PROVISION) FOR INCOME TAX                                                 (800)           (800)
                                                                   -------------  --------------
        Net Income (Loss)                                              (153,028)         27,269

OTHER COMPREHENSIVE INCOME, net of tax;
    Unrealized holding gain arising during period                        23,125              --
    Add reclassification adjustment for (loss) included in
      net income                                                             --           7,850
                                                                   -------------  --------------
        Comprehensive Income (Loss)                                $   (129,903)  $      35,119
                                                                   =============  ==============
        Income  (Loss)  per common  share and common  share
         equivalent                                                $      (0.02)  $         .01
                                                                   =============  ==============
Weighted average common shares outstanding                            6,649,864       5,272,280
                                                                   =============  ==============


See Accompanying Selected Information to Unaudited Consolidated Financial Statements

                           DIGS, INC. AND SUBSIDIARIES
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)


                                                                               2000                  1999
                                                                       ---------------------  -------------------

CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
      Net income (loss)                                                 $        (153,028)     $          27,269
      Adjustments to reconcile net (loss) to net cash provided
      (used) by operating activities:
     Amortization and depreciation                                                 14,043                  7,902
     (Increase) in accounts receivable                                            (55,020)              (199,828)
     (Decrease) in current liabilities and accrued expenses                       (48,662)               (19,369)
     Realized loss on sale of marketable equity securities                             --                  7,850
     (Increase) in deposits                                                          (922)                    --
     (Decrease) in deferred rent credit                                            (5,000)                (5,001)
                                                                       ---------------------  -------------------
                 Net Cash Flows (Used) by Operating Activities                   (248,589)              (181,177)
                                                                       ---------------------  -------------------

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
      Acquisition of property and equipment                                       (49,906)                (7,475)
      (Increase) in program development cost                                      (59,127)               (13,500)
      (Increase) in loan receivable - officer                                     (20,000)                    --
      Sale of marketable equity securities                                             --                  1,150
                                                                       -------------------    -------------------
                 Net Cash Flows (Used ) by Investing Activities                  (129,033)               (19,825)
                                                                       -------------------    -------------------
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
      Proceeds from issuance of preferred stock                                 2,230,000                     --
      Proceeds from issuance of short-term debt                                   150,000                     --
      Proceeds from short-term loan - officer                                      30,000                     --
      Principal payment of short-term loan - officer                              (30,000)                    --
      Principal payment of short-term debts                                      (450,000)                    --
                                                                       -------------------    -------------------

                 Net Cash Flows Provided by Financing Activities                1,930,000                     --
                                                                       -------------------    -------------------

NET INCREASE (DECREASE) IN CASH                                                 1,552,378               (201,002)

CASH AT THE BEGINNING OF THE YEAR                                                 106,095                515,920
                                                                       -------------------    -------------------
CASH AT THE END OF THE PERIOD                                           $       1,658,473      $         314,918
                                                                       ===================    ===================
ADDITIONAL DISCLOSURES:

      Interest paid                                                     $           6,147      $              --
                                                                       ===================    ===================
      Income taxes paid                                                 $             800      $             800
                                                                       ===================    ===================

See Accompanying Selected Information to Unaudited Consolidated Financial Statements

                           DIGS, INC. AND SUBSIDIARIES
                              SELECTED INFORMATION
     Substantially All Disclosures Required By Generally Accepted Accounting
                          Principles are Not Included
                                 MARCH 31, 2000

NOTE 1 - MANAGEMENT'S STATEMENT

In the opinion of the management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of DIGS, Inc. and Subsidiaries (the Company) at March 31, 2000, and the results of operations and cash flows for the quarter ended March 31, 2000.

The notes to the Consolidated Financial Statements that are incorporated by reference into the 1999 Form 10-KSB should be read in conjunction with these Consolidated Financial Statements.

NOTE 2 - USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE 3 - PRIVATE PLACEMENT OF PREFERRED STOCK

On March 14, 2000, the Company completed a private placement (the Placement) of 2,500 shares of the Company's Series "A" Convertible Preferred Stock, par value $.01 per share and warrants to purchase 40 shares of common stock for each share of preferred stock. The net proceeds to the Company from the sale, after underwriting costs, are approximately $2,230,000. In connection with the sale of preferred stock and issuance of warrants, the Company registered with the SEC 1,175,000 shares of common stock on April 19, 2000.

In addition the Company will issued to the underwriter 200,000 warrants to purchase the Company's common stock at the exercise price equal to 110% of the closing bid price of the common stock on the closing date.

A portion of the net proceeds was used to repay a short-term loan in the amount of $450,000, which as of March 14, 2000 had a balance of $450,000. The loan carried an annual interest rate of 5% per annum. The Company also used $30,000 of the proceeds to pay-off a short-term loan from an officer. The remaining balance of the net proceeds, including any additional proceeds received upon exercise of the warrants, will be added to working capital, of which a portion will be used to pay operating expenses, program development costs and any necessary capital expenditures.

NOTE 4 - SHAREHOLDERS' EQUITY

Common Stock

In connection with the Placement discussed in Note 3, the Company issued 100,000 new warrants to the buyers of the Convertible Preferred Stock and 200,000 new warrants to the underwriters. Each new warrant may be converted into one share of new common stock at an exercise price equal to 110% of the closing bid price of the common stock on the closing date. The warrants expire on May 13, 2003. At March 31, 2000, there were 300,000 warrants outstanding.

                           DIGS, INC. AND SUBSIDIARIES
                              SELECTED INFORMATION
     Substantially All Disclosures Required By Generally Accepted Accounting
                          Principles are Not Included
                                 MARCH 31, 2000


NOTE 4 - SHAREHOLDERS' EQUITY (CONTINUED)

Preferred Stock

In connection with the Placement discussed in Note 3, the Company has 2,500 shares of Series "A" Convertible Preferred Stock, par value of $0.01 outstanding as of March 31, 2000. The preferred shares are convertible, in whole or in part, at the option of the holders thereof, into non-assessable shares of common stock. Upon conversion, the number of common stock received for each preferred share will be calculated by dividing conversion amount by the conversion price. Conversion amount is the sum of accrued and unpaid dividends and the stated value, which is $1,000 per preferred share. The conversion price would be either 125% of the closing bid price on the issuance date, or the average of 75% of the lowest closing bid price of the common stock during any three (3) trading days during the twenty (20) consecutive trading days ending on and including any date of determination, whichever is lower.

Holders of the preferred shares are entitled to receive cumulative cash dividends at the annual rate of 6% when the shares are converted. At the option of the holders, dividends may be paid in shares of common stock or in cash. The preferred shares mature on May 13, 2003.

Holders of the preferred shares have no voting rights, except as required by law, including but not limited to the General Corporation Law of the State of Delaware. All preferred shares rank senior to the common stock. The preferred shares have liquidation preference that equal the sum of the stated value and any accrued and unpaid dividends. The preferred shares are redeemable, at the option of the Company, for consideration equal to 120% of the liquidation preference.

The following is an analysis of activities in the Stockholders' Equity for the three months ended March 31, 2000:


                                                                                               Comp-
                                       Preferred            Common Stock          Additional   rehensive
                                    -----------------  ---------------------       Paid-In     Income       Retained
                                    Shares     Amount     Shares    Amount         Capital     (Loss)       (Deficit)      Balance
                                    ------    -------  ----------- ---------   ------------- ----------- --------------  -----------

      Balance at 12/31/99               --        --     6,658,631  $  6,659   $  1,482,594   $ (2,747)   $ (1,319,498)  $  167,008
      March 14, 2000
         Preferred stock issued      2,500        25            --        --      2,229,975         --              --    2,230,000
      March 31, 2000
         Unrealized                     --        --            --        --             --     23,125              --       23,125
         holding gain
         Net (loss)                     --        --            --        --             --         --        (153,028)    (153,028)
                                    ------    -------  ----------- ---------   ------------- ----------- --------------  -----------
      Balance at 3/31/00            2,500    $    25     6,658,631  $  6,659   $  3,712,569  $  20,378    $ (1,472,526)  $2,267,105
                                    ======    =======  =========== =========   ============= ============ =============  ===========


NOTE 5 - STOCK OPTION PLANS

The Company has elected to follow the Accounting Principles Board Opinion (APBO) No. 25, "Accounting for Stock Issued to Employees, "and to provide the disclosures required under Statement of Financial Standards (SFAS) No. 123,
"Accounting for Stock-Based Compensation." In electing to follow APBO No. 25, the Company does not recognize any compensation expense related to the granting of any stock options, as no options are granted at a price below the market price on the date of grant.

                           DIGS, INC. AND SUBSIDIARIES
                              SELECTED INFORMATION
     Substantially All Disclosures Required By Generally Accepted Accounting
                          Principles are Not Included
                                 MARCH 31, 2000


NOTE 5 - STOCK OPTION PLANS (CONTINUED)

The Company's 1999 stock option plan provides incentive stock options and nonqualified stock options to purchase common stock. The options may be granted to directors, officers, key employees, consultants and subsidiaries. The exercise price can be up to 110% of market price at the date of grant. Generally, options are exercisable in equal installments over three years from the date of grant and expire five to ten years from the date of grant. As of March 31, 1999, the maximum of 750,000 shares were approved to be issued under the plan, of which 350,000 shares were available for future plans.

Presented below is a summary of stock option plan activity for the period shown:


                                                                                        Weight-
                                                                                         Average
                                                               Stock Options         Exercise Price
                                                              ---------------       ----------------
       Outstanding at December 31, 1999                              295,000               $5.17
       Granted                                                       105,000                5.00
       Exercised                                                          --                  --
       Forfeited                                                          --                  --
       Expired                                                            --                  --
                                                             ----------------       ----------------
       Outstanding at March 31, 2000                                 400,000               $5.13
                                                             ================       ================
       Shares exercisable at March 31, 2000                           98,333               $5.17
                                                             ================       ================


Exercise prices for options outstanding as of March 31, 2000 range from $5.00 to $5.50. The following table summarizes information for options outstanding and exercisable at March 31, 2000:


                                       Options Outstanding                     Options Exercisable
                            -------------------------------------------     ---------------------------
                                                            Weighted
                                            Weight-         Average                         Weight-
                               Stock        Average        Remaining           Stock        Average
            Exercise          Options       Exercise      Contractual         Options       Exercise
             Prices         Outstanding      Price            Life          Exercisable      Price
       -------------------- ------------- -------------   -------------     ------------- -------------
              $5.00           300,000        $5.00            2.39             65,000        $5.00
              $5.50           100,000        $5.50            1.75             33,333        $5.50
                            -------------                                   -------------
                              400,000                                          98,333
                            =============                                   =============


In electing to continue to follow APBO No. 25 for expense recognition purposes, the Company is obliged to provide the expanded disclosures required under SFAS No. 123 for stock-based compensation granted in 2000. Had compensation expense for the stock options been recognized based on the fair value on the grant date under the methodology prescribed by FAS 123, the company would require to present the proforma net income and earnings per share for the three months ended March 31, 2000, if there is any materially different.

Because the weighted-average fair values at date of granted were the same as the market values during the three months ended March 31, 2000, the Company's net income and earnings per share will be the same as the proforma net income and earnings per share. Therefore, the Company's proforma information had not been presented.

                           DIGS, INC. AND SUBSIDIARIES
                              SELECTED INFORMATION
     Substantially All Disclosures Required By Generally Accepted Accounting
                          Principles are Not Included
                                 MARCH 31, 2000


NOTE 5 - STOCK OPTION PLANS (CONTINUED)

The weighted-average fair value at the date of grant for options granted during the period ended March 31, 2000, was $5.00, and was estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

                                                              2000
                                                           ----------
       Expected life in years                                      5
       Interest Rate                                             5.0%
       Volatility                                               33.0%
       Dividend Yield                                              0%

NOTE 6 - SEGMENT INFORMATION

Information concerning operations in different lines of business for the three months ended March 31, 2000 is presented below. Prior to August of 1999, the Company operated in one business segment; public relation CD-ROM. In August of 1999, the company operated in public relation CD-ROM products and graphic design within the United States. Intercompany transactions between segments are not material.

                                                  CD-ROM
                                                Design and           Graphic
             2000                               Development          Design         Consolidated
-------------------------------------         ---------------    --------------   ---------------
Net Operating Revenues                        $        6,550     $     207,730    $      214,280
Operating Income                                    (241,819)           88,791          (153,028)
Identifiable Operating Assets                      2,089,837           165,107         2,254,944
Depreciation and Amortization                 $       13,516     $         527    $       14,043


Identifiable operating assets include cash, available-for-sale securities, trade accounts receivable, and fixed assets.

NOTE 7  - EARNINGS PER SHARE

Fully diluted per share data is not presented, as the effects would be antidilutive.

                           DIGS, INC. AND SUBSIDIARIES
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                   COMPUTATION OF NET INCOME PER COMMON SHARES


                               FINANCIAL CONDITION

     The financial condition of the Company greatly improved during the first quarter of 2000. The most apparent improvement being the increased strength of the Company's balance sheet. The improvement in the Company's balance sheet strength at March 31, 2000 as compared to December 31, 1999 is due to the sale of 2,500 shares of convertible preferred stock that provided the Company with $2,230,000 of cash. This cash allowed the Company to pay all of its short-term debt as well as other accrued expenses. The remaining cash and elimination of short-term debt leaves the Company extremely liquid.

     During the quarter ended March 31, 2000, cash used for operating activities was $248,589 and cash used for capital expenditures was $129,033. The cash used for operations is a result of a net operating loss but also an increase in accounts receivables and a decrease in accounts payable. Cash used for investing activities consisted of $49,906 for property and equipment, $59,127 in program development costs and $20,000 in advances. The Company expanded its corporate office to accommodate its growing staff while continuing to develop and refine the iVideoNow! player. Net cash proceeds from financing activities was $1,930,000 and is a result of the sale of convertible preferred stock as well as the payment of all short-term debt.

                              RESULTS OF OPERATIONS

     The Company's operations during the quarter ended March 31, 2000 resulted in a loss of $129,903 as compared to a gain of $35,119 during the same quarter ended March 31, 1999. The difference in operating results between the comparative quarters is due to a slight decrease in revenues and an increase in operating costs.

Revenues

     Revenues for the quarter ended March 31, 2000 decreased to $214,280 from $291,964 for the same quarter in 1999. The consolidated revenue decrease is the result of a drop in sales volumes of CD-ROM products by the Company's subsidiary, Digital Corporate Profiles (DCP). However, this decrease was offset by a significant increase in services performed by the Company's graphic design subsidiary, DXF Design. DXF Design had its most productive quarter since its formation in the middle of 1999.

Cost of Sales and Operating Expenses

     Cost of sales as a percent of revenue decreased to 33% during the quarter ended March 31, 2000 as compared to 9% in the same quarter of 1999. The decrease is a result of a change in consolidated product mix as the services performed by DXF Design became a larger portion of the consolidated revenue. As a result, the Company's gross profit decreased to $143,167 or 67% of revenue during the quarter ended March 31, 2000 from $265,955 or 91% of revenue during the same quarter of 1999.

     Operating expenses during the quarter ended March 31, 2000 increased to $294,594 as compared to $239,836 during the same quarter ended 1999. The most significant operating expense increase is for payroll. The Company has expanded its current staff of programmers, graphic designers and administrators to accommodate and guide the growth of the Company. Legal costs increased during the quarter as a result of the Company retaining outside counsel to consult and review the terms regarding the private placement of preferred stock and the registration of any securities connected with the private placement.

                           DIGS, INC. AND SUBSIDIARIES
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                   COMPUTATION OF NET INCOME PER COMMON SHARES


                                     OUTLOOK

     The Company's emphasis continues to be on effectively marketing and enhancing its current products and services while researching potential new products. New product development, such as the iVideoNow! player, is targeted towards the business to business market and complement the Company's current business to business products. The strength of the Company's balance sheet, combined with revenues, should allow for more aggressive marketing of current products as well as aggressive development of potential new products.

PART II. OTHER INFORMATION

Item 5. Other Information

On April 27, 2000, shareholders holding a majority of voting power approved the name change of the Company from DIGS, Inc. to iVideoNow.com, Inc. The name change to iVideoNow.com, Inc. is more descriptive of the Company's business and will align the name of the Company more closely with the technical, internet and media industries in which the Company operates. The notices are scheduled to be sent to shareholders on or before May 24, 2000. The Company expects the name change to be effective approximately 20 days after notices are sent to the shareholders.


Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits.

          None

     (b)  Reports on Form 8-K.

          None


SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                       DIGS, INC.



     Dated:       May 19, 2000                 By:     PETER B. DUNN
                                                       ------------------------
                                                       Peter B. Dunn, President