Form 10QSB
period 2000-06-30
DIGS INC
filed 2000-08-11
CIK 1088529

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

     [ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                           Commission File No. 0-26351

                                 iVIDEONOW, Inc.
                              (Formerly DIGS, Inc.)
            --------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


             Delaware                              95-4603237
-----------------------------------        ----------------------
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

Check whether the issuer has (1) filed all reports required by Section 12 or 15(d) of the Exchange Act during the past 12 months, and (2) been subject to
such filing requirements for the past ninety (90) days. Yes (X)     No ( )


     As of June 30, 2000, 6,658,631 shares of the registrant's common stock were outstanding.

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of August 9, 2000 was $5,393,491.

                        iVIDEONOW, INC. AND SUBSIDIARIES
                         (Formerly Known as DIGS, Inc.)


                                      INDEX

                                                                                                  Pages
                                                                                                  ------
PART I: FINANCIAL INFORMATION

  ITEM 1 - Financial Statements

       Independent Accountants' Report                                                                2

      Condensed Consolidated Balance Sheet (Unaudited) as of June 30, 2000                            3

      Condensed Consolidated Statements of Operations (Unaudited)
         For the Quarters and Year-To-Date Periods Ended June 30, 2000 and 1999                       4

      Condensed Consolidated Statements of Cash Flows (Unaudited)
         For the Year-To-Date Periods Ended June 30, 2000 and 1999                                    5

      Selected Information - Substantially All Disclosures Required by Generally
         Accepted Accounting Principles are Not Included                                          6 - 10

  ITEM 2 - Management's Discussion And Analysis Of Financial
              Condition And Results Of Operations                                                11 - 13


                         INDEPENDENT ACCOUNTANTS' REPORT


August 8, 2000


To The Board of Directors and Stockholders of iVideoNow, Inc. and Subsidiaries
Encino, California

We have reviewed the accompanying condensed consolidated balance sheet of iVideoNow, Inc. and Subsidiaries as of June 30, 2000, the related condensed consolidated statements of operations for the quarter and year-to-date periods ended June 30, 2000, and the condensed consolidated statement of cash flows for the year-to-date period ended June 30, 2000. These financial statements are the responsibility of the Corporation's management.

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

The financial statements for the quarter and year-to-date periods ended June 30, 1999 have not been reviewed by us, and accordingly, we express no opinion or other form of assurance on them.



/s/    CALDWELL, BECKER, DERVIN, PETRICK & CO., L.L.P.
       Woodland Hills, California
                        iVIDEONOW, INC. AND SUBSIDIARIES
                         (Formerly Known as DIGS, Inc.)
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2000
                                   (UNAUDITED)


                                     ASSETS

CURRENT ASSETS
     Cash                                                     $       1,412,283
     Accounts receivable - trade                                         55,000
     Investments                                                         80,000
                                                              ------------------
              Total Current Assets                                    1,547,283
                                                              ------------------
PROPERTY AND EQUIPMENT,
  net of accumulated depreciation                                       202,804

PROGRAM DEVELOPMENT COSTS,
  net of accumulated amortization                                       182,428

OTHER ASSETS
     Officer Loans                                                       54,159
     Deposits                                                             1,082
                                                              ------------------
              Total Other Assets                                         55,241
                                                              ------------------
              Total Assets                                    $       1,987,756
                                                              ==================


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
     Accounts payable and accrued expenses                    $          55,149
     Other liabilities                                                    4,067
                                                              ------------------
              Total Current Liabilities                                  59,216
                                                              ------------------
STOCKHOLDERS' EQUITY
     Preferred  stock,  par value $.01 per share;
     20,000,000 shares authorized, 2,500 shares
     issued and outstanding                                                  25

     Common  stock,  par value  $.001 per  share;
     80,000,000 shares authorized, 6,658,631 shares
     issued a outstanding                                                 6,659

     Additional paid-in capital                                       3,712,569
     Accumulated other comprehensive (loss) (See Note 4)                (39,622)
     Retained (deficit)                                              (1,751,091)
                                                              ------------------

              Total Stockholders' Equity                              1,928,540
                                                              ------------------

              Total Liabilities and Stockholders' Equity      $       1,987,756
                                                              ==================


See The Accompanying Selected Information to Unaudited Consolidated Financial Statements.

                        iVIDEONOW, INC. AND SUBSIDIARIES
                         (Formerly Known as DIGS, Inc.)
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE QUARTERS AND YEAR-TO-DATE PERIODS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)


                                                                For the Quarter Ended          For The Year-To-Date Periods
                                                                       June 30,                        Ended June 30,
                                                            -------------------------------   -------------------------------
                                                                 2000            1999              2000           1999
                                                            --------------    -------------   -------------    --------------

REVENUE                                                     $     119,625   $      22,190     $    333,905    $    314,154
COST OF SALES                                                      18,259          60,025           89,372          86,034
                                                            --------------  --------------    -------------   -------------
       Gross Profit/(Loss)                                        101,366         (37,835)         244,533         228,120
                                                            --------------  --------------    -------------   -------------

OPERATING EXPENSES
     Accounting                                                     9,176             119           36,180          10,797
     Legal                                                         21,366             420           52,756             455
     Marketing                                                     47,652          18,330           56,029          80,019
     Outside services                                              12,340          28,057           40,630          58,557
     Payroll expenses                                             169,235          87,252          293,121         153,402
     Rent                                                          25,150          19,207           43,839          38,330
     Other                                                        108,329          50,546          165,286         102,207
                                                            --------------  --------------    -------------   -------------
        Total Operating Expenses                                  393,248         203,931          687,841         443,767
                                                            --------------  --------------    -------------   -------------
          Income/(Loss) from Operations                          (291,882)       (241,766)        (443,308)       (215,647)

OTHER INCOME/(EXPENSE)
    Rental income                                                   3,000           7,500            6,000          17,300
     Interest income                                               13,391               0           13,391               0
    Other expense                                                  (1,475)              0           (5,276)              0
    Realized (loss) on sale of securities                               0               0                0          (7,850)
                                                            --------------  --------------    -------------   -------------
         Income/(Loss) Before Taxes                              (276,966)       (234,266)        (429,193)       (206,197)

(PROVISION) FOR INCOME TAX                                         (1,600)              0           (2,400)           (800)
                                                            --------------  --------------    -------------   -------------
         Net Income/(Loss)                                       (278,566)       (234,266)        (431,593)       (206,997)

OTHER COMPREHENSIVE INCOME (net of tax)
     Unrealized holding gain/(loss) on investments                (60,000)              0          (36,875)              0
     Reclassification of loss included in net income                    0               0                0           7,850
                                                            --------------  --------------    -------------   -------------
            Comprehensive Income/(Loss)                     $    (338,566)  $    (234,266)    $   (468,468)   $   (199,147)
                                                            ==============  ==============    =============   =============
(Loss) per share and common share equivalents               $        (.05)  $        (.04)    $       (.07)   $       (.04)
                                                            ==============  ==============    =============   =============
Weighted average common shares outstanding                      6,649,864       5,272,280        6,649,864       5,272,280
                                                            ==============  ==============    =============   =============



See The Accompanying Selected Information to Unaudited Consolidated Financial Statements.

                        iVIDEONOW, INC. AND SUBSIDIARIES
                         (Formerly Known as DIGS, Inc.)
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE YEAR-TO-DATE PERIODS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)


                                                                               2000              1999
                                                                       ------------------  ---------------
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
   Net (loss)                                                           $     (431,593)     $    (206,997)
    Adjustments to reconcile net (loss) to net cash provided
    (used) by operating activities:
    Amortization and depreciation                                               28,211             16,254
    (Increase) decrease in accounts receivable                                  12,695            (60,195)
    (Decrease) in current liabilities and accrued expenses                     (23,925)           (17,043)
     (Increase) in receivables from employees                                        0             (4,000)
     (Decrease) in deferred rent credit                                        (10,000)           (10,002)
     (Increase) in deposits                                                       (922)                 0
                                                                       ----------------    ---------------
        Net Cash Flows (Used) by Operating Activities                         (425,534)          (281,983)
                                                                       ----------------    ---------------
CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
    Acquisition of property and equipment                                     (105,550)           (10,049)
    (Increase) in program development cost                                     (69,127)           (15,000)
    (Increase) in loan receivable - officer                                    (23,601)                 0
    Decrease in marketable securities                                                0              9,000
                                                                       ----------------    ---------------
        Net Cash Flows (Used ) by Investing Activities                        (198,278)           (16,049)
                                                                       ----------------    ---------------

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
    Issuance of convertible preferred stock                                  2,230,000                  0
    Proceeds from short term loan                                              150,000                  0
    Proceeds from short term loan - officer                                     30,000                  0
    Principal payment of short term loan - officer                             (30,000)                 0
    Principal payment of short term debt                                      (450,000)                 0
                                                                       ----------------    ---------------
        Net Cash Flows Provided by Financing Activities                      1,930,000                  0
                                                                       ----------------    ---------------

NET INCREASE (DECREASE) IN CASH                                              1,306,188           (298,032)

CASH AT THE BEGINNING OF THE PERIODS                                           106,095            515,920
                                                                       ----------------    ---------------
CASH AT THE END OF THE YEAR                                            $     1,412,283      $     217,888
                                                                       =================   ===============
ADDITIONAL DISCLOSURES:
    Interest paid                                                      $         6,147      $           0
                                                                       ================    ===============
    Income taxes paid                                                  $         2,400      $         800
                                                                       ================    ===============


See The Accompanying Selected Information to Unaudited Consolidated Financial Statements.

                        iVIDEONOW, INC. AND SUBSIDIARIES
                         (Formerly Known as DIGS, Inc.)
                              SELECTED INFORMATION
     Substantially All Disclosures Required By Generally Accepted Accounting
                           Principles are Not Included
                                  JUNE 30, 2000
                                   (UNAUDITED)


NOTE 1 - MANAGEMENT'S STATEMENT

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of iVideoNow, Inc. and subsidiaries (the Company) at June 30, 2000, and the results of operations and the cash flows for the quarter and year-to-date periods ended June 30, 2000 and 1999.

     The notes to the Consolidated Financial Statements which are incorporated by reference into the 1999 Form 10-SK should be read in conjunction with these Consolidated Financial Statements.

NOTE 2 - USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE 3 - CORPORATE NAME CHANGE

     On June 15, 2000, the Company officially changed its corporate name from DIGS, Inc. to iVideoNow, Inc. In addition, the Company's stock began trading on the NASDAQ OTC Bulletin Board under its new symbol "vnow". The name change was approved on April 27, 2000 by shareholders with a majority voting interest. The name change to iVideoNow, Inc. is more descriptive of the Company's business and aligns the name of the Company more closely with the technical, Internet and media industries in which it operates.

NOTE 4 - SHAREHOLDERS' EQUITY

Common Stock

     In connection with the March 14, 2000 private placement of convertible preferred stock, the Company issued 100,000 warrants to the buyers and 200,000 warrants to the underwriters. Each warrant may be converted into one share of new common stock at an exercise price equal to 110% of the closing bid price of the common stock on March 14, 2000. The warrants expire on May 13, 2003. As of June 30, 2000, all 300,000 warrants remained outstanding.

Preferred Stock

     In connection with the March 14, 2000 private placement of convertible preferred stock, the Company has 2,500 shares of Series "A" Convertible
Preferred Stock, par value of $0.01 outstanding as of June 30, 2000. The preferred shares are convertible, in whole or in part, at the option of the holders thereof, into non-assessable shares of common stock. Upon conversion, the number of common stock received for each preferred share will be calculated by dividing the conversion amount by the conversion price. The conversion amount is the sum of any accrued and unpaid dividends and the stated value of $1,000 per preferred share. The conversion price would be either 125% of the closing bid price on the issuance date, or the average of 75% of the lowest closing bid prices of the common stock during any three (3) trading days during the twenty
(20) consecutive trading days ending on and including any date of determination, whichever is lower.

NOTE 4 - SHAREHOLDERS' EQUITY (CONTINUED)

     Holders of the  preferred  shares are entitled to receive  cumulative  cash
                        iVIDEONOW, INC. AND SUBSIDIARIES
                         (Formerly Known as DIGS, Inc.)
                              SELECTED INFORMATION
     Substantially All Disclosures Required By Generally Accepted Accounting
                           Principles are Not Included
                                  JUNE 30, 2000
                                   (UNAUDITED)


dividends at the annual rate of 6% when the shares are converted. At the option of the holders, dividends may be paid in shares of common stock or in cash. The preferred shares mature on May 13, 2003.

     Holders of the preferred shares have no voting rights, except as required by law, including but not limited to the General Corporation Law of the State of Delaware. All preferred shares rank senior to the common stock. The preferred shares have liquidation preferences that equal the sum of the stated value and any accrued and unpaid dividends. The preferred shares are redeemable, at the option of the Company, for consideration equal to 120% of the liquidation preference.

     As of June 30, 2000, none of the convertible preferred shares relating to the March 14, 2000 private placement, has been converted to common stock. The following is an analysis of activities in the Stockholders' Equity for the six months ended June 30, 2000:


                                                                                       Comp-
                                  Preferred       Common Stock        Additional     rehensive
                                --------------  ------------------     Paid-In        Income      Retained
                                Shares  Amount    Shares    Amount     Capital        (Loss)      (Deficit)     Balance
                                ------ -------- ---------  -------  ------------- ------------ ------------- ------------

      Balance at 12/31/99          --      --   6,658,631 $ 6,659   $ 1,482,594   $   (2,747)  $(1,319,498)  $   167,008
      March 14, 2000
             Preferred stock
             issued             2,500  $   25          --      --     2,229,975           --            --     2,230,000
      June 30, 2000
             Unrealized            --      --          --      --            --      (36,875)           --       (36,875)
             holding (loss)
             Net (loss)            --      --          --      --            --           --      (431,593)     (431,593)
                                ------ -------- ---------  -------  ------------- ------------ ------------- ------------
      Balance at 6/30/00        2,500  $   25   6,658,631 $ 6,659   $ 3,712,569   $  (39,622)  $(1,751,091)  $ 1,928,540
                                ====== ======== ========= ========  ============= ============ ============= ============


NOTE 5 - STOCK OPTION PLANS

     The Company  has  elected to follow  Accounting  Principles  Board  Opinion
(APBO) No. 25, "Accounting for Stock Issued to Employees," and to provide the disclosures required under Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." In electing to follow APBO No. 25, the Company does not recognize any compensation expense related to the granting of any stock options, as no options are granted at a price below the market price on the day of grant.

     The Company's 1999 stock option plan provides incentive stock options and nonqualified stock options to purchase common stock. The options may be granted to directors, officers, key employees, consultants and subsidiaries. The exercise price can be up to 110% of market price at the date of grant. Generally, options are exercisable in equal installments over three years from the date of grant, and expire five to ten years from the date of grant. As of June 30, 2000, the maximum of 750,000 shares were approved to be issued under the plan, of which 350,000 shares were available for future plans.

                        iVIDEONOW, INC. AND SUBSIDIARIES
                         (Formerly Known as DIGS, Inc.)
                              SELECTED INFORMATION
     Substantially All Disclosures Required By Generally Accepted Accounting
                           Principles are Not Included
                                  JUNE 30, 2000
                                   (UNAUDITED)


NOTE 5 - STOCK OPTION PLANS (CONTINUED)

 Presented below is a summary of stock option plan activity for the period shown:


                                                                        Weighted Average Exercise
                                                      Stock Options              Price
                                                    ----------------    -------------------------

Outstanding at December 31, 1999                         295,000                $5.17
Granted                                                  105,000                $5.00
Exercised                                                     --                   --
Forfeited                                                     --                   --
Expired                                                       --                   --
                                                    ----------------    -------------------------

Outstanding at June 30, 2000                             400,000                $5.13
                                                    ================    =========================
Shares exercisable at June 30, 2000                       96,333                $5.17
                                                    ================    =========================


     Exercise  prices for  options  outstanding  as of June 30,  2000 range from
$5.00  to  $5.50.  The  following  table  summarizes   information  for  options
outstanding and exercisable at June 30, 2000:


                                       Options Outstanding                     Options Exercisable
                            -------------------------------------------     ---------------------------
                                    Weighted
                                           Weighted-        Average                        Weighted-
                               Stock        Average        Remaining           Stock        Average
            Exercise          Options       Exercise      Contractual         Options       Exercise
             Prices         Outstanding      Price            Life          Exercisable      Price
       -------------------- ------------- -------------   -------------     ------------- -------------
              $5.00           300,000        $5.00            2.5              66,000        $5.00
              $5.50           100,000        $5.50            2.0              33,333        $5.50
                            -------------                                   -------------
                              400,000                                          99,333
                            =============                                   =============


     In electing to continue to follow APBO No. 25 for expense recognition purposes, the Company is obligated to provide the expanded disclosures required under SFAS No. 123 for stock-based compensation granted in 2000. This includes materially different information from reported results, such as pro forma net income and earnings per share, had compensation expense relating to the year period ended June 30, 2000 grants measured under the fair value recognition provisions of SFAS No. 123.

Because the weighted-average fair values at date of granted were the same as the market values during the period ended June 30, 2000, the Company's net income and earnings per share will be the same as the proforma net income and earnings per share. Therefore, the Company's proforma information has not been presented.

                        iVIDEONOW, INC. AND SUBSIDIARIES
                         (Formerly Known as DIGS, Inc.)
                              SELECTED INFORMATION
     Substantially All Disclosures Required By Generally Accepted Accounting
                           Principles are Not Included
                                  JUNE 30, 2000
                                   (UNAUDITED)


NOTE 5 - STOCK OPTION PLANS (CONTINUED)

     The weighted-average fair value at date of grant for options granted during the period ended June 30, 2000 was $5.00 and was estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

                                                                     2000
                                                                 -------------
       Expected life in years                                          5
       Interest Rate                                                 5.0%
       Volatility                                                   33.0%
       Dividend Yield                                                  0%

NOTE 6 - SEGMENT INFORMATION

     Information concerning operations in different lines of business for the quarter and six months ended June 30, 2000 is presented below. Prior to August 1999, the Company operated in one business segment, the production of custom CD-ROM's, through its wholly owned subsidiary Digital Corporate Profiles. In August 1999, the Company began to provide graphic design services to its clients through its wholly owned subsidiary DXF, Design.
Intercompany transactions between the two entities are immaterial.

Segment Results for the Quarter Ended June 30, 2000:


                                     CD-ROM
                                                         Design and          Graphic
         For the Quarter Ended June 30, 2000            Development          Design          Consolidated
------------------------------------------------------ ---------------    --------------   ---------------

Net Operating Revenues                                $        78,125    $       41,500   $       119,625
Operating Income/(Loss)                                      (267,075)          (26,406)         (291,882)
Identifiable Operating Assets                               1,705,323           112,487         1,817,810
Depreciation and Amortization                         $        13,515    $          653   $        14,168


Segment Results for the year-to-date ended June 30, 2000:

                                     CD-ROM
                                                         Design and          Graphic
      For the Year-to-Date Ended June 30, 2000          Development          Design          Consolidated
------------------------------------------------------ ---------------    --------------   ---------------

Net Operating Revenues                                $        84,675    $      249,230   $       333,905
Operating Income/(Loss)                                      (507,293)           62,284          (443,308)
Identifiable Operating Assets                               1,705,323           112,487         1,817,810
Depreciation and Amortization                         $        27,031    $        1,180   $        28,211


     Identifiable operating assets include cash, available-for-sale securities, trade accounts receivable, and fixed assets. For the six months ended June 30, 2000, 100% of the revenue generated by Digital Corporate Profiles was from one customer.

                        iVIDEONOW, INC. AND SUBSIDIARIES
                         (Formerly Known as DIGS, Inc.)
                              SELECTED INFORMATION
     Substantially All Disclosures Required By Generally Accepted Accounting
                           Principles are Not Included
                                  JUNE 30, 2000
                                   (UNAUDITED)



NOTE 7 - CONCENTRATION OF CREDIT RISK

     The Company maintains its cash balances at several financial institutions located in Southern California. The Federal Deposit Insurance Corporation insures the balances up to $100,000. At June 30, 2000, the Company's uninsured cash balance totaled $1,237,291.

NOTE 8 - MARKETING DISCOUNTS

     The Company has recognized $40,000 in marketing discounts during the quarter ended June 30, 2000. These marketing discounts relate to the completion of CD-ROM production contracts. Marketing discounts are applied to the gross contract amounts, the net of which is normally paid in cash by the client. The gross contract amounts are booked as revenue by the Company, and any marketing discounts are recognized as marketing expenses during the same period. The Company bases the value of the marketing discounts on its historical costs to expose and distribute the CD-ROM products to prospective clients. Each CD-ROM product bears the Company's subsidiary name Digital Corporate Profiles and provides the end-user contact information. Many of the CD-ROM products created by Digital Corporate Profiles are distributed at trade shows or in mailers, providing the Company with exposure to many prospective clients.

NOTE 9 - SUBSEQUENT EVENT

     On July 1, 2000, the Company granted an additional 240,000 qualified stock options to all employees, with the exception of its CEO and President, at the July 1, 2000 closing price of $0.50 per share. These options are in addition to previously granted options and can be exercised in equal installments over three years from the grant date. The granted options will expire if not exercised within ten years from the grant date. In addition, on July 1, 2000, the Company granted 25,000 nonqualified stock options at the July 1, 2000 closing price of $0.50 per share to unrelated parties that have performed professional services for the Company. The unqualified options have the same exercise and expiration terms as the qualified options. The Company now has issued 665,000 qualified and unqualified stock options and has 85,000 shares under its 1999 stock option plan available for future issuances. No compensation expense will be recognized by the Company as no options were granted below the market price of its stock on the date of grant.


NOTE 10 - EARNINGS PER SHARE

     Fully diluted per share data is not presented, as the effects would be antidilutive.

                        iVIDEONOW, INC. AND SUBSIDIARIES
                         (Formerly Known as DIGS, Inc.)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     This Form 10-QSB includes "forward-looking" statements about future financial results, future business changes and other events that have not yet occurred. For example, statements like we "expect," we "anticipate" or we
"believe" are forward-looking statements. Investors should be aware actual results may differ materially from our expressed expectations because of risks and uncertainties about the future. We do not undertake to update the information in this Form 10-QSB if any forward-looking statements later turn out to be inaccurate. Details about risks affecting various aspects of our business are discussed throughout this Form 10-QSB. Investors should take these risks into consideration.

                               FINANCIAL CONDITION

     The financial condition of the Company remains strong as of the quarter ended June 30, 2000. The Company's cash reserves of over $1.4 million will allow growth without the accumulation of debt for the remainder of the current fiscal year. As of June 30, 2000, the Company has no outstanding loan balances or any other form of financing debt. The Company paid all prior loans or financing debts from the cash received from the private placement of convertible preferred stock during the first quarter of the year.


                              RESULTS OF OPERATIONS

     The Company's operations during the quarter ended June 30, 2000 resulted in a loss of $276,966 and a year-to-date loss of $429,193. This can be compared to operating losses of $234,266 and $206,197 during the quarter ended June 30, 1999 and year-to-date June 30, 1999, respectively. The comprehensive loss for the quarter ended June 30, 2000 was $338,566, which includes the impact of an unrealized holding loss of $60,000 on securities held by the Company.

Revenues

     Consolidated revenues for the quarter ended June 30, 2000 were $119,625 and for the year-to-date was $333,905. Second quarter consolidated revenues increased over 400% in comparison to the same quarter ended June 30, 1999. This quarterly increase results in a year-to-date revenue increase of approximately 6%. The second quarter revenue increase recovered the decrease in revenue experienced by the Company during the first quarter of the year. The quarterly revenue increase is the result of increased CD-ROM production by the Company's subsidiary, Digital Corporate Profiles (DCP). CD-ROM revenue increased from $6,550 to $78,124 for the quarters ended March 31, 2000 and June 30, 2000, respectively. The Company anticipates growth in CD-ROM production; however, it cannot be determined if this growth rate represents a trend that will continue for the remainder of the year.

     Sales from graphic services provided by DXF Design (DXF) decreased during the quarter ended June 30, 2000, as compared to the first quarter of the year. This quarterly decrease experienced by DXF Design is a result of normal trends related to work and services provided to the television industry.

Cost of Sales and Operating Expenses

     Cost of sales, as a percent of revenue, was approximately 27% during the six months ended June 30, 2000. This is consistent with cost of sales experienced during the six months ended June 30, 1999. For the quarter ended June 30, 2000, cost of sales, as a percent of revenue, improved to approximately 15%. The improvement is a result of production efficiencies experienced by both the Company's subsidiaries DCP and DXF. Gross profit increased from $228,120 to $244,533 for the six-month periods ended June 30, 1999 and June 30, 2000, respectively.

                        iVIDEONOW, INC. AND SUBSIDIARIES
                         (Formerly Known as DIGS, Inc.)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Operating expenses for the six months ended June 30, 2000 increased to $687,841 as compared to $443,767 during the same period ended 1999. Operating expenses for the quarter ended June 30, 2000 also increased to $393,248 compared with $203,931, for the same quarter in 1999. The most significant operating expense increase is for payroll. The Company is continuing to expand its staff of programmers, designers and administrators to develop and market its products and services. Increased legal and accounting costs are a result of additional fees related to filing requirements and security registration requirements of the Company. Outside services provided to the Company by computer consultants and other professionals has continued to decrease as the Company continues to develop its own expertise.

Liquidity and Sources of Capital

     During the six months ended June 30, 2000, cash used for operating activities was $425,534, and cash used for investing activities was $198,278. The cash used for operations is a result of a net operating loss and an increase and decrease in accounts receivable and accounts payable. Cash used for investing activities consisted of $105,550 for property and equipment, $69,127 in program development costs and $23,601 in advances. The Company expanded its corporate office to accommodate its growing staff and continued efforts to develop and refine the iVideoNow! player. The Company anticipates cash expenditures for property and equipment will decrease during the second half of the year as the office expansion is complete and only minor equipment purchases should be necessary. Development costs related to the iVideoNow! player should remain at the levels consistent with those experienced during the first half of the year. Net cash proceeds from financing activities was $1,930,000 and is a result of the sale of 2,500 shares of convertible preferred stock as well as the payment of all short-term debt.

                                     OUTLOOK

     The emphasis of the Company is to provide its corporate clients with solutions to their multi-media and Internet communication needs. Product
development,   such   as   the   iVideoNow!   player,   targets   the   Internet
business-to-business market while complementing the Company's current CD-ROM products and Graphic Design services. The Company's strong balance sheet should allow for the execution of the planned growth and expansion of its marketing and development efforts during the remainder of the year, without having to secure outside financing.


PART II.  OTHER INFORMATION

Item 5.  Other Information

     As of June 15, 2000, the Company formerly changed its name to "iVideoNow, Inc." to more accurately reflect the Company's emphasis on Internet based production services.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits
                  None

(b)      Reports on Form 8-K
                  None

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        iVideoNow, Inc.


Dated: August 10, 2000                       By: /s/ PETER B. DUNN
                                                     --------------------------
                                                     Peter B. Dunn, President