Form 10QSB
period 2000-09-30
DIGS INC
filed 2000-11-14
CIK 1088529

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  September 30, 2000

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

          17327 Ventura Boulevard, Suite 200, Encino, California 91316
         ---------------------------------------------------------------
                      Address of principal executive office


                                (818) 995 - 3650
                          -----------------------------
                            Issuer's telephone number

Check whether the issuer has (1) filed all reports required by Section 12 or 15(d) of the Exchange Act during the past 12 months, and (2) been subject to such filing requirements for the past ninety (90) days. Yes ( X ) No ( )

     As of September 30, 2000, 6,658,631 shares of the registrant's common stock were outstanding.

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of November 13, 2000 was $2,064,175.

                        iVIDEONOW, INC. AND SUBSIDIARIES
                         (Formerly Known as DIGS, Inc.)


                                      INDEX



                                                                                                   Pages
                                                                                                ----------
PART I: FINANCIAL INFORMATION

  ITEM 1 - Financial Statements

       Independent Accountants' Report                                                               2

      Condensed Consolidated Balance Sheet (Unaudited) as of September 30, 2000                      3

      Condensed Consolidated Statements of Operations (Unaudited)
      For the Quarters and Year-to-Date Periods Ended September 30, 2000 and 1999                    4

      Condensed Consolidated Statements of Cash Flows (Unaudited)
      For the Year-to-Date Periods Ended September 30, 2000 and 1999                                 5

      Selected Information - Substantially All Disclosures Required by Generally
      Accepted Accounting Principles are Not Included                                           6 - 10

  ITEM 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                              11 - 12



                         INDEPENDENT ACCOUNTANTS' REPORT





November 9, 2000


To The Board of Directors and Stockholders of iVideoNow, Inc. and Subsidiaries
Encino, California

We have reviewed the accompanying condensed consolidated balance sheet of iVideoNow, Inc. and Subsidiaries as of September 30, 2000, the related condensed consolidated statements of operations for the quarter and year-to-date periods ended September 30, 2000 and 1999, and the condensed consolidated statements of cash flows for the year-to-date periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Corporation's management.

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

The financial statements for the quarter and year-to-date periods ended September 30, 1999 have not been reviewed by us, and accordingly, we express no opinion or other form of assurance on them.




/s/ CALDWELL, BECKER, DERVIN, PETRICK & CO., L.L.P.
    Woodland Hills, California
                        iVIDEONOW, INC. AND SUBSIDIARIES
                         (Formerly Known as DIGS, Inc.)
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
     Cash                                                                   $       1,029,171
     Accounts receivable - trade                                                      100,296
     Investments                                                                        1,250
                                                                            ------------------
              Total Current Assets                                                  1,130,717
                                                                            ------------------
PROPERTY AND EQUIPMENT,
  net of accumulated depreciation                                                     208,440

PROGRAM DEVELOPMENT COSTS,
  net of accumulated amortization                                                     191,851

OTHER ASSETS
     Officer loans                                                                     71,709
     Deposits                                                                           1,082
                                                                            ------------------
              Total Other Assets                                                       72,791
                                                                            ------------------
              Total Assets                                                  $       1,603,799
                                                                            ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses                                  $          83,927
     Other liabilities                                                                  2,400
                                                                            ------------------
              Total Current Liabilities                                                86,327
                                                                            ------------------
STOCKHOLDERS' EQUITY
     Preferred stock, par value $.01 per share; 20,000,000
       shares authorized, 2,500 shares issued and outstanding                              25
     Common stock, par value $.001 per share; 80,000,000
       shares authorized, 6,658,631 shares issued and
       outstanding                                                                      6,659
     Additional paid-in capital                                                     3,712,569
     Accumulated other comprehensive (loss)                                          (118,372)
     Retained (deficit)                                                            (2,083,409)
                                                                            ------------------
              Total Stockholders' Equity                                            1,517,472
                                                                            ------------------
              Total Liabilities and Stockholders' Equity                    $       1,603,799
                                                                            ==================

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements
                        iVIDEONOW, INC. AND SUBSIDIARIES
                         (Formerly Known as DIGS, Inc.)
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
   FOR THE QUARTERS AND YEAR-TO-DATE PERIODS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


                                                                     For the Quarter Ended             For The Year-To-Date Periods
                                                                           September 30,                      Ended September 30,
                                                                  ------------------------------      ------------------------------
                                                                       2000              1999               2000           1999
                                                                  ------------      ------------      -------------     ------------

REVENUE                                                           $    92,575       $   245,165       $   426,480       $   559,319
COST OF SALES                                                          66,943            28,813           156,315           114,847
                                                                  ------------      ------------      -------------     ------------
       Gross Profit/(Loss)                                             25,632           216,352           270,165           444,472
                                                                  ------------      ------------      -------------     ------------
OPERATING EXPENSES
     Accounting                                                         4,921                 0            41,100                 0
     Legal                                                             32,964                 0            85,719                 0
     Marketing                                                          4,790            19,295            90,150            83,413
     Outside services                                                   9,500            30,098            20,800            88,655
     Payroll expenses                                                 167,564           100,808           460,685           254,210
     Rent                                                              23,613            18,872            67,451            57,201
     Other                                                            137,090           100,709           305,579           230,069
                                                                  ------------      ------------      -------------     ------------
        Total Operating Expenses                                      380,442           269,782         1,071,484           713,548
                                                                  ------------      ------------      -------------     ------------
          Income/(Loss) from Operations                              (354,810)          (53,430)         (801,319)         (269,076)

OTHER INCOME/(EXPENSE)
    Rental income                                                       4,240             3,000            10,240            20,300
    Interest income                                                    19,905                 0            33,296                 0
    Other expense                                                         (53)                0            (3,728)                0
    Realized (loss) on sale of securities                                   0                 0                 0            (7,850)
                                                                  ------------      ------------      -------------     ------------
         Income/(Loss) Before Taxes                                  (330,718)          (50,430)         (761,511)         (256,626)

(PROVISION) FOR INCOME TAX                                                  0                 0            (2,400)             (800)
                                                                  ------------      ------------      -------------     ------------
         Net Income/(Loss)                                           (330,718)          (50,430)         (763,911)         (257,426)

OTHER COMPREHENSIVE INCOME, net of tax
     Unrealized holding gain/(loss) on investments                    (78,750)                0          (115,625)                0
     Reclassification of loss included in net income                        0                 0                 0             7,850
                                                                  ------------      ------------      -------------     ------------
            Comprehensive Income/(Loss)                           $  (409,468)      $   (50,430)      $  (879,536)      $  (249,576)
                                                                  ============      ============      =============     ============
(Loss) per share and common share equivalents                     $      (.06)      $      (.01)      $      (.13)      $      (.05)
                                                                  ============      ============      =============     ============
Weighted average common shares outstanding                          6,649,864         5,272,280         6,649,864         5,272,280
                                                                  ============      ============      =============     ============


The Accompanying Notes are an Integral Part of the Consolidated Financial Statements
                        iVIDEONOW, INC. AND SUBSIDIARIES
                         (Formerly Known as DIGS, Inc.)
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE YEAR-TO-DATE PERIODS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


                                                                             2000                    1999
                                                                         ------------            ------------
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
   Net (loss)                                                            $  (763,911)            $  (257,426)
    Adjustments to reconcile net (loss) to net cash provided
    (used) by operating activities:
    Amortization and depreciation                                             42,754                  27,216
    (Increase) in accounts receivable                                        (32,601)               (223,361)
    Increase in current liabilities and accrued expenses                       4,853                  12,767
     (Increase) in receivables from employees                                      0                  (1,000)
     (Decrease) in deferred rent credit                                      (11,667)                (15,002)
    Realized (loss) on sale of marketable equity securities                        0                  (7,850)
     (Increase) in deposits                                                     (922)                 (1,500)
                                                                         ------------            ------------
        Net Cash Flows (Used) by Operating Activities                       (761,494)               (466,156)
                                                                         ------------            ------------

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
    Acquisition of property and equipment                                   (118,152)                (35,383)
    (Increase) in program development cost                                   (86,127)                (47,000)
    (Increase) in loan receivable - officer                                  (41,151)                (25,000)
    Decrease in marketable securities                                              0                   9,000
                                                                         ------------            ------------
        Net Cash Flows (Used) by Investing Activities                       (245,430)                (98,383)
                                                                         ------------            ------------
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
    Issuance of convertible preferred stock                                2,230,000                       0
    Proceeds from short term loan                                            150,000                       0
    Proceeds from short term loan - officer                                   30,000                  60,000
    Principal payment of short term loan - officer                           (30,000)                      0
    Principal payment of short term debt                                    (450,000)                      0
                                                                         ------------            ------------
        Net Cash Flows Provided by Financing Activities                    1,930,000                  60,000
                                                                         ------------            ------------
NET INCREASE (DECREASE) IN CASH                                              923,076                (504,539)

CASH AT THE BEGINNING OF THE PERIODS                                         106,095                 515,920
                                                                         ------------            ------------
CASH AT THE END OF THE YEAR                                              $ 1,029,171             $    11,381
                                                                         ============            ============
ADDITIONAL DISCLOSURES:
    Interest paid                                                        $     6,147             $         0
                                                                         ===========             ===========
    Income taxes paid                                                    $     2,400             $       800
                                                                         ===========             ===========

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements
                        iVIDEONOW, INC. AND SUBSIDIARIES
                         (Formerly Known as DIGS, Inc.)
                              SELECTED INFORMATION
     Substantially All Disclosures Required By Generally Accepted Accounting
                          Principles are Not Included
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


NOTE 1 - MANAGEMENT'S STATEMENT

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of iVideoNow, Inc. and Subsidiaries (the Company) at September 30, 2000, and the results of operations and the cash flows for the quarter and year-to-date periods ended September 30, 2000 and 1999.

     The notes to the Condensed Consolidated Financial Statements, which are incorporated by reference into the 1999 Form 10-SB, should be read in conjunction with these financial statements.

NOTE 2 - USE OF ESTIMATES

     The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE 3 - SHAREHOLDERS' EQUITY

Common Stock

     In connection with the March 14, 2000 private placement of convertible preferred stock, the Company issued 100,000 warrants to the buyers and 200,000 warrants to the underwriters. Each warrant may be converted into one share of new common stock at an exercise price equal to 110% of the closing bid price of the common stock on March 14, 2000. The warrants expire on May 13, 2003. As of September 30, 2000, all 300,000 warrants remained outstanding.

Preferred Stock

     In connection with the March 14, 2000 private placement of convertible preferred stock, the Company has 2,500 shares of Series "A" Convertible
Preferred Stock, par value of $0.01 outstanding as of September 30, 2000. The preferred shares are convertible, in whole or in part, at the option of the holders thereof, into non-assessable shares of common stock. Upon conversion, the number of common stock received for each preferred share will be calculated by dividing the conversion amount by the conversion price. The conversion amount is the sum of any accrued and unpaid dividends and the stated value of $1,000 per preferred share. The conversion price would be either 125% of the closing bid price on the issuance date, or the average of 75% of the lowest closing bid prices of the common stock during any three (3) trading days during the twenty
(20) consecutive trading days ending on and including any date of determination, whichever is lower.

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

                        iVIDEONOW, INC. AND SUBSIDIARIES
                         (Formerly Known as DIGS, Inc.)
                              SELECTED INFORMATION
     Substantially All Disclosures Required By Generally Accepted Accounting
                          Principles are Not Included
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


NOTE 3 - STOCKHOLDERS' EQUITY (Continued)

     As of September 30, 2000, none of the convertible preferred shares relating to the March 14, 2000 private placement have been converted to common stock. The following is an analysis of activities in the Stockholders' Equity for the nine months ended September 30, 2000:


                                                                                   Comp-
                                  Preferred      Common Stock      Additional    rehensive
                              --------------  ------------------     Paid-In       Income     Retained
                              Shares  Amount   Shares     Amount     Capital       (Loss)     (Deficit)         Balance
                              ------ ------  ---------  -------  -------------  ----------  ------------   ------------

Balance at 12/31/99              --     --   6,658,631   $6,659   $ 1,482,594   $  (2,747)  $(1,319,498)   $   167,008
March 14, 2000
   Preferred stock issued     2,500  $  25          --       --     2,229,975          --            --      2,230,000
September 30, 2000
  Unrealized holding (loss)      --     --          --       --            --    (115,625)           --       (115,625)

   Net (loss)                    --     --          --       --            --          --      (763,911)      (763,911)
                              ------ ------  ---------  -------  -------------  ----------  ------------   ------------
Balance at 9/30/00            2,500  $  25   6,658,631   $6,659   $ 3,712,569   $(118,372)  $(2,083,409)   $ 1,517,472
                              ====== ======  =========  =======  =============  ==========  ============   ============



NOTE 4 - STOCK OPTION PLANS

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

     The Company's 1999 stock option plan provides incentive stock options and nonqualified stock options to purchase common stock. The options may be granted to directors, officers, key employees, consultants and subsidiaries. The exercise price can be up to 110% of market price at the date of grant. Generally, options are exercisable in equal installments over three years from the date of grant, and expire five to ten years from the date of grant. As of September 30, 2000, 750,000 shares were approved to be issued under the plan, of which 85,000 shares were available for future plans.

Presented below is a summary of stock option plan activity for the periods shown:


                                                                        Weighted Average
                                                     Stock Options       Exercise Price
                                                    ---------------    -----------------

Outstanding at December 31, 1999                           295,000     $           5.17
Granted                                                    370,000     $           1.87
Exercised                                                       --                   --
Forfeited                                                       --                   --
Expired                                                         --                   --
                                                    ---------------    -----------------

Outstanding at September 30, 2000                          665,000     $           3.39
                                                    ===============    =================

Shares exercisable at September 30, 2000                    96,333     $           5.17
                                                    ===============    =================


NOTE 4 - STOCK OPTIONS (Continued)

    Exercise prices for options  outstanding as of September 30, 2000 range from
$0.50  to  $5.50.  The  following  table  summarizes   information  for  options
                        iVIDEONOW, INC. AND SUBSIDIARIES
                         (Formerly Known as DIGS, Inc.)
                              SELECTED INFORMATION
     Substantially All Disclosures Required By Generally Accepted Accounting
                          Principles are Not Included
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

outstanding and exercisable at September 30, 2000:


                                       Options Outstanding                       Options Exercisable
                         -------------------------------------------------  ------------------------------
                                          Weighted           Weighted
                                           Average           Average           Stock         Weighted-
          Exercise       Stock Options    Exercise          Remaining         Options         Average
           Prices         Outstanding       Price       Contractual Life    Exercisable   Exercise Price
       ----------------  ----------------------------- -------------------  ------------- ----------------
            $5.00           300,000         $5.00             2.5              66,000          $5.00
            $5.50           100,000         $5.50             2.0              33,333          $5.50
            $0.50           265,000         $0.50             3.0                   0          $0.50
                         ---------------                                    -------------
                            665,000                                            99,333
                         ===============                                    =============


     In electing to continue to follow APBO No. 25 for expense recognition purposes, the Company is obligated to provide the expanded disclosures required under SFAS No. 123 for stock-based compensation granted in 2000. This includes materially different information from reported results, such as proforma net income and earnings per share, had compensation expense relating to the period ended September 30, 2000 grants measured under the fair value recognition provisions of SFAS No. 123.

     Because the weighted average fair values at date of grant were the same as the market values during the period ended September 30, 2000, the Company's net income and earnings per share will be the same as the proforma net income and earnings per share. Therefore, the Company's proforma information has not been presented.

     The weighted average fair value at date of grant for options granted during the period ended September 30, 2000 was $3.39 and was estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

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

NOTE 5 - SEGMENT INFORMATION

   Prior to August 1999, the Company operated in one business segment, the production of custom CD-ROM's, through its wholly owned subsidiary Digital Corporate Profiles (DCP). In August 1999, the Company began to provide graphic design services to its clients through its wholly owned subsidiary DXF Design
(DXF). Inter-company transactions between the two entities are immaterial.

                        iVIDEONOW, INC. AND SUBSIDIARIES
                         (Formerly Known as DIGS, Inc.)
                              SELECTED INFORMATION
     Substantially All Disclosures Required By Generally Accepted Accounting
                          Principles are Not Included
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


NOTE 5 - SEGMENT INFORMATION (Continued)

Information concerning operations in different lines of business for the quarter and nine months ended September 30, 2000 is presented below.

Segment Results for the Quarter Ended September 30, 2000:


                                                             CD-ROM
                                                          Design and         Graphic
 For the Quarter Ended September 30, 2000                 Development        Design         Consolidated
----------------------------------------------------  ----------------   ---------------  ----------------
Net Operating Revenues                                $        20,225    $       72,350   $        92,575
Operating Income/(Loss)                                      (341,164)          (13,646)         (354,810)
Identifiable Operating Assets                               1,296,437           117,410         1,413,847
Depreciation and Amortization                         $        71,177    $        3,513   $        74,690


Segment Results for the year-to-date ended September 30, 2000:

                                                           CD-ROM
                                                         Design and          Graphic
 For the Year-to-Date Ended September 30, 2000           Development         Design         Consolidated
----------------------------------------------------  ----------------   ---------------  ----------------

Net Operating Revenues                                $       104,900    $      321,580   $       426,480
Operating Income/(Loss)                                      (843,407)           42,089          (801,319)
Identifiable Operating Assets                               1,296,437           117,410         1,413,847
Depreciation and Amortization                         $        71,177    $        3,513   $        74,690



     Identifiable operating assets include cash, available-for-sale securities, trade accounts receivable, and fixed assets. For the nine months ended September 30, 2000, 100% of the revenue generated by Digital Corporate Profiles was from one customer.

NOTE 6 - CONCENTRATION OF CREDIT RISK

     The Company maintains its cash balances at several financial institutions located in Southern California. The Federal Deposit Insurance Corporation insures balances up to $100,000. At September 30, 2000, the Company's uninsured cash balance totaled $768,856.

NOTE 7 - MARKETING DISCOUNTS

     The Company has recognized $40,000 in marketing discounts during the period ended September 30, 2000. These marketing discounts relate to the completion of CD-ROM production contracts. Marketing discounts are applied to the gross contract amounts, the net of which is normally paid in cash by the client. The gross contract amounts are booked as revenue by the Company, and any marketing discounts are recognized as marketing expenses during the same period. The Company bases the value of the marketing discounts on its historical costs to expose and distribute the CD-ROM products to prospective clients. Each CD-ROM product bears the Company's subsidiary name Digital Corporate Profiles and provides the end-user contact information. Many of the CD-ROM products created by DCP are distributed at trade shows or in mailers, providing the Company with exposure to many prospective clients.

                        iVIDEONOW, INC. AND SUBSIDIARIES
                         (Formerly Known as DIGS, Inc.)
                              SELECTED INFORMATION
     Substantially All Disclosures Required By Generally Accepted Accounting
                          Principles are Not Included
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

NOTE 8 - EARNINGS PER SHARE

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

                               FINANCIAL CONDITION

     The overall financial condition of the Company remains stable at September 30, 2000. Cash reserves and other current assets of approximately $1.1 million will provide the Company with the necessary resources to continue developing new Internet multi-media technologies as well as refining current products for the remainder of the fiscal year and into the upcoming fiscal year. The Company continues to operate without accumulating any debt other than normal operating liabilities.

                              RESULTS OF OPERATIONS

     Operations for the quarter ended September 30, 2000 resulted in a loss of $354,810 and a year-to-date loss of $801,319. Operating losses for the comparable periods ended September 30, 1999 were $53,430 and $269,076 respectively. The comprehensive loss for the quarter ended September 30, 2000 was $409,468. The comprehensive loss amount includes the impact of an unrealized holding loss of $78,750 related to the decline in value of securities and investments held by the Company.

Revenues

     For the quarter ended September 30, 2000 and the year-to-date period ended September 30, 2000, consolidated revenues were $92,575 and $426,480 respectively. Revenues for the third quarter 2000 decreased approximately 60% when compared to the same quarter of 1999. Revenues decreased approximately 20% when comparing the nine months ended results of September 30, 2000 to the same period in 1999. One reason the Company has experienced these drops in revenue is due to a decrease in the number of CD-ROM's produced by the Company's subsidiary, DCP. During the quarter ended September 30, 2000, DCP completed work on one custom CD-ROM while it researched new production techniques. During the same quarter ended September 30, 1999, DCP completed or was in the process of completing work on approximately four custom CD-ROM's. It cannot be determined if this quarterly decrease in CD-ROM production indicates a trend or a result of seasonal production changes.

     Revenue generated by graphic design services provided through DXF remained relatively flat when compared to the previous quarter. Revenues generated by DXF are generally lower during the second and third quarters due to normal entertainment industry cycles. As television production in the entertainment industry slows, the amount of design services provided to entertainment industry clients decreases. DXF expects design services to its entertainment industry clients to increase in the fourth quarter as the new television production and rating season begins.

Cost of Sales and Operating Expenses

     Consolidated cost of sales, as a percent of revenue, was approximately 72% during the three months ended September 30, 2000. This compares to 27% for the six months ended June 30, 2000. The increased cost of sales was a result of production changes implemented by both DCP and DXF. DCP's direct costs increased as its Internet service delivery system for the iVideoNow! player was improved. The capacity increases required to stabilize the player resulted in additional monthly service provider fees. These additional direct costs will be offset in the future by revenues generated by the player. DXF's direct costs increased as a result of retaining independent artists and designers to complete specific projects.

                        iVIDEONOW, INC. AND SUBSIDIARIES
                         (Formerly Known as DIGS, Inc.)
                              SELECTED INFORMATION
     Substantially All Disclosures Required By Generally Accepted Accounting
                          Principles are Not Included
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


                        RESULTS OF OPERATIONS (Continued)

Cost of Sales and Operating Expenses (Continued)

     By utilizing independent artists, DXF's primary designer can focus on expanding DXF's client base without jeopardizing the integrity and reputation of its design services.

     Operating expenses during the three months ended September 30, 2000 increased to $380,422 as compared to $269,782 for the same quarter ended September 30, 1999. Year-to-date amounts increased to $1,071,483 for the nine months ended September 30, 2000 as compared to $713,548 during the same period in 1999. The most significant increase is for payroll. During the first nine months of 2000 the Company expanded its sales, design and administrative personnel in preparation of launching and marketing the iVideoNow! player. The Company believes it will be able to effectively operate at its current staff level and does not anticipate any significant personnel additions for the remainder of the year. The increase in payroll costs is offset by a steady decrease in outside service costs. The Company has become less reliant on outside consultants and professionals as it develops and refines its own in-house expertise. Increases in legal and accounting expenses are a result of changes and increases in mandatory filing and security registration requirements related to a publicly traded entity.

Liquidity and Sources of Capital

     During the nine months ended September 30, 2000 cash used by operations was $761,494, and cash for investing activities was $245,430. Cash used by operations is primarily a result of a net operating loss of $763,911 during the nine-month period. In addition, both accounts receivable and current liabilities have increased during the same nine-month period. Cash used for investing activities during the nine months ended September 30, 2000 consists of $118,152 for property and equipment, $86,127 in program and development costs and $41,151 in advances. Property and equipment expenditures are related to the expansion of the corporate offices and additional furniture to accommodate the Company's growing personnel requirements. Program and development costs relate to continued efforts to refine the iVideoNow! player and its delivery system. Development costs during the fourth quarter are expected to remain consistent with the levels experienced during the first nine months of the year. Cash proceeds from financing activities of $1,930,000 is a result of the private placement of 2,500 shares of convertible preferred stock as well as the payment of all short-term debt.
                                     OUTLOOK

     The Company concentrates on providing complete multi-media and Internet communication solutions customized to meet the specific needs of each of its corporate clients. The iVideoNow! player has completed the majority of its beta testing and will be ready for a full public launch shortly. During this past quarter, European testing partners began using the iVideoNow! player as a marketing and promotional tool. The Company believes it is positioned to offer client's effective communication solutions through the combination of its iVideoNow! player, custom designed CD-ROM's and graphic design services. The Company's cash reserves should allow for continued operations into 2001.

PART II.  OTHER INFORMATION

Item 5.  Other Information

     As of June 15, 2000, the Company formerly changed its name to "iVideoNow, Inc." to more accurately reflect the Company's emphasis on Internet based production services.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits - None
(b)      Reports on Form 8-K - None

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             iVideoNow, Inc.




Dated: November 14, 2000               By: /s/ PETER B. Dunn
                                           ----------------------------
                                           Peter B. Dunn, President