Form 10KSB
period 2000-12-31
DIGS INC
filed 2001-04-12
CIK 1088529

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

/x/Annual  Report  Pursuant  to  Section  13 or 15(d) of the Securities Exchange
                                  Act of 1934.

/ /Transition  Report  under  Section  13  or  15(d)  of the Securities Exchange
                                  Act of 1934.

                  For the fiscal year ended December 31, 2000.

                             Commission File Number
                             ----------------------
                                     0-26351

                                 iVIDEONOW, INC.
                              (formerly DIGS, Inc.)
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

Issuer's Revenues for its most recent fiscal year:   $524,848.

As of March 22, 2001, the aggregate market value of the voting stock held by non-affiliates of the Issuer, shares were $758,247. The market value of Common Stock of the Issuer, par value $.001 per share was computed by reference to the average of the closing bid and asked prices of one share on such date, which was $0.15.

The number of shares outstanding of the Issuer's Common Stock, par value $.001 per share, as of March 22, 2001, was 6,648,631 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Documents incorporated by reference: The information required by Part III of Form 10-KSB is incorporated by reference to the Issuer's definitive proxy statement relating to the 2001 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission on or before April 30, 2001.


                                     PART 1


ITEM 1. DESCRIPTION OF BUSINESS
-------------------------------

    iVideoNow, Inc. (formerly DIGS, Inc.) is a developer and producer of comprehensive multimedia and Internet communication software. iVideoNow, Inc. (VNOW or The Company) provides its specific services to other businesses interested in communicating with their clients, investors, employees and the general public through the use of Internet Video. The Company is comprised of three wholly owned subsidiaries, Digital Corporate Profiles (DCP), DXF Design
(DXF) and Digs Web Video (DWV). Digs Web Video is currently inactive and generates no revenue and incurs no operating expenses.

     DCP began offering customized CD-ROM Annual Reports in early 1997. The CD-ROM business has expanded from financial CD's to video based CD's designed to provide our clients with an interactive marketing and public relations tool. Each CD presents the clients information in an informative and interactive format through the use of graphs, music, and most importantly, video. It was the video programming expertise gained from the CD-ROM activities that resulted in research and development efforts focused on an Internet video library player system. These specific research and development efforts began in June 1999.

     In November 1998, Digital Corporate Profiles reorganized through a reverse merger with a publicly traded company shell (DIGS, Inc.) and became a subsidiary of DIGS, Inc. The shareholders of Digital Corporate Profiles became the majority owners of DIGS, Inc. The merger qualified for a tax-free reorganization and was accounted for as a recapitalization of Digital Corporate Profiles, Inc.

     In August of 1999, DIGS, Inc. formed DXF Design, Inc. DXF Design provides a complete range of digital graphic design services that complement and enhance the digital media services of Digital Corporate Profiles. In addition, DXF has established an outside clientele base, thus adding an independent profit center to VNOW's operations. DXF Design provides graphic services to Disney, Universal, Merv Griffin Enterprises and USA Studios among others.

     DCP's research and development efforts on the Internet video library player concept began to materialize in early 2000. The concept was to develop an Internet video delivery system that would enhance the viewing experience of the end users through superior video quality, operation simplicity and decreased download times. The player would require no downloads or "plug-ins," provide instant screening for multiple videos and would be designed around a custom interface. The target market would be the business-to-business arena, specifically organizations interested in maximizing their existing videos to effectively inform Internet users. A prototype of the iVideoNow System meeting the above requirements was developed in March 2000. By October, the prototype was refined into a fully working production model, the VNOW 1.0 Internet Video Player. In addition, the company developed a companion Internet video distribution system using specially designed video servers and a series of repeater servers.

     On June 15, 2000 the name of the parent company was officially changed to iVideoNow, Inc. (VNOW). The name change allows the company to align itself more closely to its flagship product, the iVideoNow Player, as well as align itself more closely to the technical, Internet and media industries in which it operates. Digital Corporate Profiles, DXF Design and Digs Web Video (inactive) remain wholly owned subsidiaries of iVideoNow, Inc.

Overview of the Industry.

     VNOW is operating in the Internet video application and delivery system industry. Though our subsidiaries may operate in other industries, it is our intention to have their sales key off our success in the Internet video industry. With this in mind, VNOW is positioned to take advantage of both the growing penetration rate of Internet access and the increasing growth of broadband connections. The number of Internet users around the world is constantly growing. The Computer Industry Almanac projected by the end of 2002, 490 million people around the world will have Internet access. The United States has an overwhelming lead in Internet users. Nielsen/Net Rating reported more than 153 million Americans had Internet access as of November 2000. eMarketer projects broadband access will grow nearly six-fold to 32 million users by 2003 and Forrester predicts broadband connections will be used in over 50% of all online households by the end of 2004.

     Although Internet use and penetration has grown tremendously, only a small percentage of today's Internet users view video via the Internet. Internet video use is expected to increase in tandem with the growth of broadband connections as slow data transfer rates currently make viewing video over the Internet cumbersome. Even though the amount of people regularly viewing video over the Internet may be small, Media Matrix reported that media players are installed on 99% of all personal computers. This means 99% of personal computers are capable of playing online and stored digital audio and video.

     Movie trailers and music videos are the most viewed online video content today. In a survey conducted by Internet World, 40% of those surveyed visited the film's website prior to seeing the movie in a theater or on home video. The entertainment industry may have the most obvious use for Internet video but VNOW is interested in working with any company, regardless of industry, interested in using Internet video to communicate with the general public.

     The industry we operate in is characterized by rapidly changing technologies, frequent new product and service introductions, and evolving industry standards. The future success of VNOW will depend on how we adapt to rapidly changing technologies. We plan to adapt by using new technological developments to continually improve the performance features and the reliability of our services. In addition, we have an active commitment to research and development and believe we will benefit greatly as new bandwidth technology develops.


The Market.

     Specifically, VNOW's markets are the entertainment (film, television and music), travel, sports (professional and college), retail, education and medical industries. All these industries use video to promote and sell their products and services as well as communicate to constituents. A potential client of VNOW is any organization interested in using Internet video as a marketing, sales and communication tool.

     The iVideoNow! System has an obvious appeal to movie studios, TV distribution companies and video retailers that want to provide previews of new releases. There are also applications for the system in the travel and retail industries. In the travel industry, hotels can preview their rooms and facilities to potential clients. Cruise lines can display ship amenities, on board entertainment and destinations. Travel agents can provide visual and audio information on resorts, golf packages, European tours, etc. Travel industry websites are the second most popular sites on the Internet. In the retail industry, retailers can put on Internet video fashion shows and sell the products with the integration of an e-commerce function.

     Other applications for the iVideoNow! System include Corporate Training Players and Distance Learning Applications. Corporations can place employee-training videos on their Intranet, reducing training and travel costs. Distant learning applications will provide Universities with a tool that allows students to access pre-recorded course lectures, discussion groups or seminars. Students with schedule conflicts will still be able to attend these special events vicariously through the use of video.

     VNOW is aggressively marketing its products and services to our target industries. Our overall marketing plan is to increase awareness of our products and our messages. The key product is the iVideoNow System and the primary messages are "Quality Internet video is a mouse click away" and the "instant
Internet video library player." We operate in the business-to-business (B2B) marketplace, and focus our sales efforts on mid to large companies or organizations seeking a unique, efficient and inexpensive means of utilizing Internet video as a communication tool. The important elements of our current marketing activities are market research, developing appropriate advertising and collateral materials, public relations, tradeshow participation and creating strategic programs.

     The Company is marketing its services utilizing direct marketing techniques including direct mail brochures, email brochures and specially designed websites. Except for special situations, paid advertising will be limited. VNOW's most effective marketing tool is the creation of demo players for prospective clients. The demo players illustrate how an iVideoNow System is customized to maximize the branding of our clients, not VNOW. Demo players are normally built for prospective clients at no cost to them.

     European marketing efforts are led by our strategic partner, Holtermann & Thouet (H&T). H&T is an investor relations firm located in Frankfurt, Germany. Their primary expertise is in financial communications and they believe Internet video will prove to be a valuable tool. By developing this strategic partnership our own resources and efforts will not be diverted from our primary target industries and markets, yet we will be able to build brand awareness for the iVideoNow System in Europe. VNOW hopes to establish another strategic partner in England by the end of 2001.

      Sales are conducted through our commissioned in-house sales representatives. Leads are provided through market research, referrals and cold calls. Presentations are made to each prospective client demonstrating the products capabilities and how each product can be customized to fit a clients needs. Each sales person also acts as the account service representative, ensuring the Company's production staff promptly responds to customer instructions and meets customer needs.

     VNOW is not dependent on long-term clientele and traditionally has not entered into long-term contracts (contracts with terms exceeding twelve months) with its clients. We do have the opportunity to provide multiple products and services to each client and actively solicit such business. The growth and expansion of our business is built on constant recruitment of new accounts and the maintenance of relationships with current clients.


Competition.

     There is direct competition in the production of CD-ROM's for the investment and corporate communications community; however, we believe our early entrance into this market will allow us to continue providing this complementary service to clients. Digital graphic design services offered by DXF compete with other digital designers as well as traditional print media.

     At the present time video on the Internet is in its infancy and competitive offerings are limited to single unit players. There are three major Internet video players, Apple's QuickTime(TM), Microsoft's MediaPlayer(TM) and RealNetworks. Fortunately two of them, QuickTime(TM) and MediaPlayer(TM) are also our greatest allies.

     Apple and Microsoft provide, among other things, Internet video technology. They are the engines that play the video. The iVideoNow System is a presentation application and uses these "engines" as a part to operate efficiently. RealNetworks, however, provides a complete Internet video solution. Though they are best known for their audio streaming technology, their video player has a strong following. They obtained this position by being the first major independent audio and video player on the market. Their video codec is designed to host and serve streaming video. For archive video, the quality that Real Networks provides is not as advanced as QuickTime or MediaPlayer.

     Though all three companies provide technology to play video on the Internet, none offer the functionally or design features of our player. There is no player on the market today that uses the video library and multiple play back system. A user of the system can view six video clips without leaving our players interface. In addition, only Microsoft has the ability to create custom interfaces and even at that, the customization is minimal.

     Fortunately the distribution of both QuickTime(TM) and MediaPlayer(TM) for free actually benefits VNOW. The iVideoNow System is codec agnostic and will work with either of these two Internet video leaders. Together, these two codecs come installed on 98% of the computers sold today. If the end-users computer has either QuickTime or MediaPlayer, the iVideoNow System will work with it. The more end-users with either of these two video applications on their computers equates to a larger audience for our system. In addition, as technological improvements increase the viewing qualities of QuickTime(TM) and MediaPlayer(TM) the viewing quality and experience provided by our system will also be enhanced.

     Although QuickTime(TM), MediaPlayer(TM) and RealNetworks are distributed for free and do allow for some customization, they do not provide video encoding, hosting and distribution services. VNOW provides a turnkey solution and the support required to setup, customize, host and distribute the iVideoNow System. VNOW customizes the player, provides state of the art compression, hosts and maintains all video, and provides a high-powered distribution infrastructure. Though this helps differentiate VNOW from the largest Internet video providers, it does not make the iVideoNow System completely unique. There are other companies that offer a video player, compression, hosting and distribution; however, none offer a player with a video library concept similar to VNOW.


Subsequent Event.

None


Employees.

     As of December 31, 2000, the Company has 15 full time employees.


ITEM 2. DESCRIPTION OF PROPERTY
-------------------------------

     iVideoNow, Inc. is leasing from a third party 6,153 square feet of office space at 17327 Ventura Boulevard, Suite 200, Encino, California, 91316. The lease calls for monthly rent of $8,307 and terminates July 31, 2003. The lease can be renewed for an additional five years at our discretion. VNOW has no plans to change its corporate office location or purchase any real property at this time.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

     None.

ITEM 4. SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS
--------------------------------------------------------

     The Company did not hold a security holders meeting in the fourth quarter of its fiscal year ended December 31, 2000. A security holders' meeting is scheduled to be held in June 2001.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

    (a) The Company's Common Stock is trading on the NASD's OTC Bulletin Board under the symbol "VNOW". The following quotations reflect the high and low bids for VNOW's Common Stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low prices on a quarterly basis for the last two years are as follows:

         2000                        High Bid                         Low Bid
------------------------    ---------------------------     --------------------
First Quarter                         $9.38                            $4.88
Second Quarter                        $5.62                            $1.50
Third Quarter                         $2.25                            $0.25
Fourth Quarter                        $0.38                            $0.13

         1999                        High Bid                         Low Bid
------------------------    ---------------------------     --------------------
First Quarter                         $7.00                            $3.00
Second Quarter                        $8.50                            $8.50
Third Quarter                         $7.75                            $7.75
Fourth Quarter                        $8.25                            $8.00

     (b) As of March 13, 2001, there were approximately 350 record holders of the Company's Common Stock. In addition, there were approximately 800 shareholders in street name whose shares are held in the name of other nominees.

     (c) There have been no dividends declared or paid by the Company on its Common Stock during the past three years.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------

     The information included in this discussion contains forward-looking statements that are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof.

Corporate History.

    iVideoNow, Inc. (formerly DIGS, Inc.) is a developer and producer of comprehensive multimedia and Internet communication software. iVideoNow, Inc. (VNOW or The Company) provides its specific services to other businesses interested in communicating with their clients, investors, employees and the general public through the use of Internet video. The Company is comprised of three wholly owned subsidiaries, Digital Corporate Profiles (DCP), DXF Design and Digs Web Video (DWV). Digs Web Video is currently inactive and generates no revenue and incurs no operating expenses.

     DCP began offering customized CD-ROM Annual Reports in early 1997. The CD-ROM business has expanded from financial CD's to video based CD's designed to provide our clients with an interactive marketing and public relations tool. Each CD presents the clients information in an informative and interactive format through the use of graphs, music, and most importantly, video. It was the video programming expertise gained from the CD-ROM activities that led to research and development efforts focused on an Internet video library player system. These specific research and developments efforts began in June 1999.

     In November 1998, Digital Corporate Profiles reorganized through a reverse merger with a publicly traded company shell (DIGS, Inc.) and became a subsidiary of DIGS, Inc. The shareholders of Digital Corporate Profiles became the majority owners of DIGS, Inc. The merger qualified for a tax-free reorganization and was accounted for as a recapitalization of Digital Corporate Profiles, Inc.

     In August of 1999, DIGS, Inc. formed DXF Design, Inc. DXF Design provides a complete range of digital graphic design services to complement and enhance the digital media services of Digital Corporate Profiles. In addition, DXF began to establish an outside clientele base, thus adding an independent profit center to VNOW's operations. DXF Design provides graphic services to Disney, Universal, Merv Griffin Enterprises and USA Studios among others.

     DCP's research and development efforts on the Internet video library player concept began to materialize in early 2000. The concept was to develop an Internet video delivery system that would enhance the viewing experience of the end users through superior video quality, operation simplicity and decreased download times. The player would require no "plug-ins," provide instant screening for multiple videos and would be designed around a custom interface. The target market would be the business-to-business arena, specifically organizations interested in maximizing their existing videos to inform the Internet user universe. A prototype of the iVideoNow System meeting the above requirements was developed in March 2000. By October, the prototype was refined into a fully working production model, the VNOW 1.0 Internet Video Player. In addition, the company developed a companion Internet video distribution system using specially designed video servers and a series of repeater servers.

     On June 15, 2000 the name of the parent company was officially changed to iVideoNow, Inc. (VNOW). The name change allows the company to align itself more closely to its flagship product, the iVideoNow Player, as well as align itself more closely to the technical, Internet and media industries in which it operates. Digital Corporate Profiles and DXF Design remained wholly owned subsidiaries of iVideoNow, Inc.

Operating Results for the Years Ended December 31, 2000 and 1999.

     Consolidated revenue remained relatively flat, decreasing only 7% to $524,848 in 2000 from $564,022 in 1999. This decrease is primarily due to VNOW changing its focus away from CD-ROM's to Internet Video. VNOW's subsidiary DCP completed one CD-ROM in 2000 as compared to six CD-ROM's in 1999. This resulted in the subsidiary's 2000 revenue decreasing to $109,300 from $413,743 in 1999.

DCP's efforts during 2000 were focused on completing and refining its Internet video system, not CD-ROM sales. CD-ROM's will continue to be a service provided to clients, however, the service will act as a complement to the iVideoNow System. Future iVideoNow System revenues are projected to more than make up for decreases in CD-ROM activity. Revenue generated by DXF Design increased to $415,548, representing nearly 80% of consolidated revenue in 2000. DXF's 2000 revenue is difficult to compare to 1999 because DXF only operated for four months during 1999. DXF's future revenues are projected to remain consistent with those experienced in 2000.

     Gross profit decreased by approximately 50% to $141,964 in 2000 from $283,953 in 1999. The decrease in gross profit is the result of an increase in depreciation expenses allocated to cost of sales. Depreciation and amortization costs allocated to cost of sales increased to $196,383 in 2000 from $26,777 in 1999. This increase reflects the amortization of the capitalized costs associated with the development and refinement the iVideoNow System over a two year period. In 1999, only the amortization of costs associated with developing our CD-ROM technology was allocated to cost of sales. Direct labor and other production related costs decreased as the Company's programming resources shifted their efforts away from CD-ROM production to completion of the iVideoNow System.

     Operating expenses increased to $1,394,599 in 2000 from $801,799 in 1999. Nearly 80% of this change is the result of increases in salaries, research and development costs and professional costs. Salaries increased $346,894 in 2000 as the Company retained additional programming, marketing, financial and administrative staff. The additional staffing resources are focusing their efforts on refining the iVideoNow System, creating marketing collateral, preparing sales material and handling increasing administrative and reporting functions. VNOW anticipates staffing and costs in all these areas will also increase in 2001. Research and development costs increased $28,385 in 2000 and relate to potential future modifications and adaptations of the iVideoNow
System. The $70,191 increase in professional services,(accounting and legal fees) are a result of new SEC reporting regulations requiring a review of all quarterly financial filings as well as fees associated with the private placement and registration of 2,500 shares of preferred stock. Other income and (expenses) were $61,280 in 2000 compared to $52,733 in 1999. This increase is the result of additional interest income earned on the cash received through the private placement of 2,500 preferred shares.

     Federal income tax provisions for the years ended December 31, 2000 and 1999 have not been recorded due to operating losses and the inability to benefit from deferred tax assets. However, the minimum state income tax expense for iVideoNow and its subsidiaries in the amounts of $3,200 and $5,364 were incurred in 2000 and 1999 respectively. As of December 31, 2000, VNOW has net operating loss carryforwards of $2,303,761 that may be used to offset future federal taxable income. These net operating loss carryforwards will begin to expire in 2011 if not used.

Liquidity and Capital Resources.

     VNOW has funded its operations and met its capital requirements through private sales of equity securities, short-term loans and cash generated from sales. Negative cash flows from operating activities are a result of net operating losses. Net cash used for operations was $1,022,937 during 2000 and

$523,047 in 1999. Cash used for investing activities increased to $331,035 in 2000 from $186,778. $163,161 of the cash used for investment purposes in 2000 relate to the capitalized programming costs of the iVideoNow System. The remaining amount used for investing purposes was spent on leasehold improvements, office furniture and computer equipment required to accommodate the additional personnel hired in 2000. Cash expenditures for property and equipment should remain constant during 2001 as the Company anticipates hiring additional programming, marketing, sales and administrative personnel. 2001 development costs related to adaptations of the iVideoNow System and new possible products are also anticipated to remain consistent with the amounts experienced during 2000. Net cash proceeds from financing activities was $1,930,000 and is the result of the private placement of 2,500 shares of convertible preferred stock as well as the payment of all short-term debt.

     VNOW is currently seeking additional financing to continue developing the iVideoNow System and expand its personnel base. Capital expenditures in 2001 are projected to be in the range of $100,000 to $200,00 and will be for additional furniture and computer equipment to accommodate a growing staff. If the company experiences the growth it has projected for 2001 an additional $1,000,000, $700,000 and $450,000 will be required for salaries, marketing expenses and general operating costs respectively. 2001 projected research and development costs are included in the salary figure of $1,000,000.

     The Company anticipates it will continue to report operating losses for at least one more year as the Company continues refining the iVideoNow System and build its marketing, production and management teams. The additional capital required to continue operations may be raised through public financing, private financing or some other arrangement. If additional capital were raised through the issuance of equity securities, the percentage of ownership held by current shareholders would be reduced. Furthermore, such equity may have rights, preferences or privileges senior to the current common stock.

New Accounting Pronouncements.

In 2000, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 2, "Research and Development Costs," and FASB Statement No. 86, "Accounting for Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." The Company expenses all costs incurred in establishing the technological feasibility of a computer software product that is to be sold, leased, or otherwise marketed as research and development costs, as is required by FASB Statement No. 2. After technological feasibility is established, all costs incurred from that point on are capitalized as required by FASB Statement No. 86 and amortized over two (2) years. When the software is available for general release to customers, all costs such as maintenance and customer support related to the software will be expensed as incurred.

In April 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation." An interpretation of APB Opinion No. 25 FIN 44 is effective for transactions occurring after July 1, 2000. The application of FIN 44 did not have a material impact on the Company's financial statements.


ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

     The financial statement and supplementary data listed in the accompanying Index to Financial Statements are attached as part of this report.

List of Financial Statements.

The following financial statements of iVideoNow, Inc. and Subsidiaries are included in Item 7:

Consolidated Balance Sheet                                               F-3

Consolidated Statement of Operations                                     F-4

Consolidated Statement of Stockholders' Equity                           F-5

Consolidated Statement of Cash Flows                                     F-6

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURE.
------------------------------------------------------------------------

     None.



                                    PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
------------------------------------------------------------

     The present directors, executive officers, key employees and consultants of VNOW, their ages, positions held with the Company, and duration as such, are as follows:

     Name                Title                Age         Period of Service
----------------  -----------------------  --------   -----------------------
Peter B. Dunn     CEO and Chairman            61      November 1998 - Present

Allen Dunn        Chief Operating Officer     32      November 1998 - Present
                        and Director

David Fleming     Secretary and Director      50      November 1998 - Present

Karl Ehlert       CFO and Controller          32      February 2000 - Present

Robert Rhoades    Director of Marketing       32      August 2000 - Present


Business Experience.

     Peter B. Dunn,  CEO and  President:  Prior to  founding  Digital  Corporate
     ----------------------------------
Profiles, Peter Dunn was the founder and President of Lucky Dog Productions. From 1987 to 1996 Peter produced, directed and wrote television pilots, television movies, commercials and golf home videos. Clients of Lucky Dog Productions included Paramount Home Video, British Broadcasting Corp and Classic Golf International. From 1980 to 1987, Peter was President of International Special Promotions (ISP), a special event marketing company founded by him. At ISP Peter produced special marketing events for Coca-Cola, R.J. Reynolds, Proctor and Gamble as well as other major corporations. Peter also founded Western Corporate Services, Inc. and acted as its CEO from 1972 to 1980. As CEO of Western Corporate Services, Peter spearheaded the founding of U.S. Stock Transfer, the third largest independent stock transfer agency in the United States. Peter is involved in the day-to-day operations of VNOW, however, he focuses his talents and experience on guiding VNOW's marketing efforts, financing efforts and public relations.

     Allen Dunn, Chief Operating  Officer:  Allen Dunn joined Digital  Corporate
     ------------------------------------
Profiles as a computer programmer in July 1996. Prior to joining Digital Corporate Profiles, Allen worked as an independent computer programmer. Allen received a Bachelor of Arts in Economics from California State University of Northridge in 1993 and is currently pursuing an advanced degree in computer science. Allen has been serving as Vice President and Chief Operating Officer of the Company since November 1998. Serving in this capacity, Allen has managed the research and development efforts of the company as well as the completion of client contracts. Allen not only manages our staff of programmers but also works closely with the clients to ensure product quality.

     David Fleming,  DXF Design  President:  David Fleming joined the company in
     -------------------------------------
August 1999 and took the lead in forming its graphic design subsidiary DXF Design. As the President of DXF Design, David manages the subsidiaries daily operations and also acts as one of its primary artists. David has over twenty years of experience in design and advertising. From 1992 until joining VNOW, David was the managing partner of DGF Design. Since graduating from the Art Center in Pasadena, David has built a reputation that has made him a coveted designer in the entertainment industry.

     Karl Ehlert,  CFO and Controller:  Karl Ehlert joined VNOW in February 2000
     --------------------------------
and has taken over the responsibility of all the company's financial and administrative affairs. A California licensed Certified Public Accountant, Karl was most recently a senior supervisor with Cohen, Miskei and Mowrey, CPA's. From January 1994 through February 1999 Karl held a similar position with Matson, Driscoll and Damico, CPA's. Prior professional experiences include supervising and performing financial audits as well as other types of financial and economic consulting engagements. Karl received a Bachelor of Science in Business Administration/Accounting from California State University of Northridge in 1993 and is a member of the AICPA and the California Society of CPA's. As the company's CFO, Karl assures all SEC filings are current and manages all accounting, financing and administrative functions.

     Robert Rhoades, Director of Marketing: Robert Rhoades joined the company to
     -------------------------------------
lead its marketing efforts in August 2000. Robert brings to VNOW over seven years of marketing and sales experience with various start-up companies, most recently USSEARCH.COM. Robert established USSEARCH.COM's business-to-business marketing program, adding approximately 2,000 new clients and over $2.5 million in revenues. Robert earned an MBA in International Business from the Monterey Institute of International Studies and a Bachelor of Science in International Business from San Diego State University.

Committees of the Board.

     The Board currently has no committees.

Family Relationships.

     Peter Dunn is the father of Allen Dunn.

Employment/Consulting Agreements.

     In February 2000, the Company renewed its employment agreement with its President, Peter Dunn. The employment agreement was extended for three years and provides for a base salary of $120,000 as well as annual vacation, sick pay, bonus and reimbursement of out-of-pocket business expenses.

     In May 2000, the Company retained the professional services of Suia Technologies to provide programming expertise as it relates to the development and improvement of the iVideoNow System. The professional programming services are to be provided for one year at a cost of $10,000 per month as well as reimbursement of related out-of-pocket expenses.


ITEM 10.  EXECUTIVE COMPENSATION.
---------------------------------

     The following table sets forth the compensation of all officers with an annual compensation in excess of $100,000 during the past fiscal year.

                              Annual Compensation                           Long Term Compensation
                    ----------------------------------- -------------------------------------------------
                                           Other Annual   Restricted   Securities     LTIP      All Other
                                  Bonus    Compensation     Stock      Underlying    Payout   Compensation
                 Year   Salary     ($)         ($)        Awards ($)    Options (#)   ($)         ($)
                ----- ---------- -------- ------------- ------------ -------------- -------  -------------
Peter B. Dunn   2000   $120,000     0         $7,920         0               0          0           0
                1999    116,000     0          7,920         0            100,000       0           0
                1998     80,000     0          6,174         0               0          0           0
                1997      5,000     0              0         0               0          0           0

Allen Dunn      2000   $108,000   $5,000      $5,493         0            62,000        0           0
                1999     64,500     0          2,460         0            62,000        0           0
                1998     42,000     0              0         0               0          0           0

David Fleming   2000   $117,500     0         $6,000         0               0          0           0
                1999     22,500     0              0         0            50,000        0           0
---------------------------------

Other annual compensation is as follows:
         Peter Dunn:   Represents  monthly  car  allowance of $7,920, $7,920 and
         ----------    $6,174 in 2000, 1999 and 1998 respectively.

         Allen Dunn:   Represents  monthly car allowance of $5,493 and $2,460 in
         ----------    2000 and 1999 respectively.

         David Fleming:    Represents monthly car allowance of $6,000 in 2000.
         -------------

     On January 2, 1999, pursuant to the 1999 Stock Incentive Plan, stock options were granted to Peter Dunn, Allen Dunn and David Fleming to purchase 100,000, 62,000 and 50,000 shares respectively. The exercise price of Peter Dunn's options is $5.50 per share and expires five years from the grant date. The exercise price of Allen Dunn's and David Fleming's options are $5.00 per share and expire ten years from the grant date. As of March 31, 2001, none of the options issued in 1999 to these officers have been exercised.

     On February 1, 2000, pursuant to the 1999 Stock Incentive Plan, stock options were granted to Karl Ehlert to purchase 60,000 shares at an exercise price of $5.00 per share. These options expire ten years from the grant date. On July 10, 2000, the Company issued additional options to Allen Dunn and Karl Ehlert to purchase 62,000 and 60,000 shares respectively at an exercise price of $0.50. These additional options also expire ten years from the grant date. The Company granted these additional options to its officers as well as other key personnel in an attempt to illustrate its dedication to its key personnel in spite of the decreasing trading value of the Company's stock.

Stock Options Plans.

     On January 2, 1999, the Company's Board of Directors approved a Stock Incentive Plan referred to as the "1999 Plan." The Company's shareholders approved the Plan on July 9, 1999. The purpose of the 1999 Plan is to enable the Company to recruit and retain selected officers and key personnel by providing equity participation in the Company. Under the 1999 Plan, full-time salaried employees, including directors, may be granted options at an exercise price of 100% of the fair market value of the shares on the grant date. The exercise price of options granted to an individual whose holdings exceed 10% of voting power must be at 110% of the fair market value on the grant date. Any such options expire within five years. Options generally become exercisable at a rate of 33% a year over three years. The options, unless subject to the 10% voting power rule, are generally exercisable up to ten years. Options under the 1999 Plan can not be assigned except in the case of death and may be exercised only while an optionee is employed by the Company, or in certain cases, within a specified period after employment ends. The purchase price and number of shares of each option may be adjusted in certain cases, including stock splits, recapitalizations and reorganizations. The Board of Directors determines the number of options and the optionee's.

     The 1999 Plan provides the Board of Directors authorization to grant up to 750,000 shares. During the year ended December 31, 2000, the Company granted 325,000 shares of qualified stock options and 85,000 of nonqualified stock options at the average exercise price of $1.79 per share.

Options granted in the year ended December 31, 2000.

     The following table summarizes stock options granted to officers and directors of the Company during the year ended December 31, 2000:

        Name     Number of      % of Total        Exercise or    Expiration Date
                 Securities     Options/SAR's     Base Price
                 Underlying     Granted to        ($/share)
                 Options/SAR's  Employees in
                 Granted (#)    Fiscal Year 2000
--------------- --------------  ----------------  ----------- ------------------
Karl Ehlert        60,000           15%             $5.00       February 1, 2010
Allen Dunn         62,000           15%             $0.50          July 10, 2010
Karl Ehlert        60,000           15%             $0.50          July 10, 2010
Robert Rhoades     25,000            6%             $0.50     September 26, 2010


Fiscal year end option value at December 31, 2000.

              Number of Securities Underlying  Value of Unexercised in the Money
                Unexercised Options/SAR's at   Options/SAR's at Fiscal Year End
                        Fiscal Year End

    Name           Exercisable/Unexercisable   Exercisable/Unexercisable Options
                Options as of December 31,2000     as of December 31, 2000
--------------    --------------------------   ---------------------------------
Peter Dunn               33,333/66,667                          0/0
Allen Dunn               20,666/103,000                         0/0
David Fleming            16,666/33,334                          0/0
Karl Ehlert                0/120,000                            0/0

     The value of unexercised in-the-money options is based on a per share value of $0.19 as quoted on the OTC Bulletin Board on December 31, 2000. The cost of the exercisable options at December 31, 2000 range from $0.50 to $5.50. The value of the above options was determined to be $0 since the Company's stock at December 31, 2000 was trading below the option exercise price.

Director Compensation.

     VNOW reimburses its directors for expenses incurred in connection with attending Board meetings but did not pay director's fees or other cash compensation for services rendered as a director in 2000.

Limitation of Liability and Indemnification Matters.

     Section 145 of the General Corporate Law ("GCL") of Delaware empowers a company incorporated in Delaware, such as iVideoNow, to indemnify its directors and officers under certain circumstances. The Company's Certificate of Incorporation provides that the Company shall indemnify such persons to the fullest extent of Delaware law.

     Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the Company under Delaware law or otherwise, the Company has been advised the opinion of the Securities and Exchange Commission is such indemnification is against public policy as expressed in the Act of 1933 and is, therefore, unenforceable. In the event a claim for indemnification against such liabilities (other than payment by the Company for expenses incurred or paid by a director, officer or controlling person of the Company in successful defense of any action, suit, or proceeding) is asserted by a director, officer or controlling person in connection with the securities being registered, the Company will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction, the question of whether such indemnification by it is against public policy in said Act and will be governed by the final adjudication of such issue.

     Article seven of the Company's Certificate of Incorporation provides that the Company shall, to the full extent permitted by Section 145 of the Delaware General Corporation law, as amended from time to time, indemnify all persons whom it may indemnify pursuant thereto.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------------------------------------------------------------------------------

     The following table sets forth, as of March 15, 2000, certain information with respect to the beneficial ownership of the Company's Common Stock by (i) each stockholder known by the Company to be the beneficial owner of more then 5% of the Company's Common Stock and (ii) each executive officer and director of the Company, and directors and executive officers of the Company as a group. Except as indicated it is our understanding that each individual listed below has sole power to vote and dispose of the number of shares owned.

(a)      Ownership of Certain Beneficial owners:

Name and Address                         Number of Shares        Percentage
                                                             Beneficially Owned
                                         ----------------    ------------------
Dunn Family Trust (Peter Dunn)                1,308,650            19.7%
17327 Ventura Blvd., Suite 200
Encino, CA 91316

Allen Kelsey Grammer Trust                      450,000            6.8%
15456 Ventura Blvd. Suite 200
Encino, CA 91316

Worldwide Insurance Consultants                 318,278            4.7%
c/o Corporate Financial Enterprises
2224 Main Street
Santa Monica, CA 90405

Jamie Mazur                                     219,996            3.3%
27549 Pacific Coast Hwy
Malibu CA 90265

Jennifer Mazur                                  219,996            3.3%
c/o Corporate Financial Enterprises
2224 Main Street
Santa Monica, CA 90405

Emily Mazur                                     219,996            3.3%
c/o Corporate Financial Enterprises
2224 Main Street
Santa Monica, CA 90405

Trent Mazur                                     219,996            3.3%
c/o Corporate Financial Enterprises
2224 Main Street
Santa Monica, CA 90405
------------------------------

Worldwide Insurance Consultants is a subsidiary of Corporate Financial Enterprises. Mr. Regis Possimo is an officer and principal shareholder of Corporate Financial Enterprises and is deemed to be the beneficial owner of these shares.

Emily and Trent Mazur are minors. Michelle Mazur, their mother, holds their shares as custodian.


         (b)      Security Ownership of Management:


Name, Title and Address                Number of Shares*      Percent of Class
                                       ----------------       ----------------
Peter Dunn                                  1,308,650            19.7%
President and Director
17327 Ventura Blvd., Suite 200
Encino, CA 91316

Allen Dunn                                    165,000            2.5%
COO and Director
17327 Ventura Blvd., Suite 200
Encino, CA 91316

David Fleming                                 120,000            1.8%
DXF Design President and Director
17327 Ventura Blvd., Suite 200
Encino, CA 91316

Karl Ehlert                                         0            0.0%
Chief Financial Officer
17327 Ventura Blvd., Suite 200
Encino, CA 91316

Officers and Directors as a Group           1,593,650            24.0%
(4 individuals)
-----------------------------

* Does not include exercisable options of Messrs. Peter and Allen Dunn, David Fleming and Karl Ehlert. See Item 10, Executive Compensation, for details of all stock options held by these officers and their current values.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------

     Except as otherwise indicated below, we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

     In 1997 and 1998, the Company borrowed monies from Peter Dunn, its President, evidenced by a demand loan agreement with interest at 10% per annum. In December 1998, the Company repaid $47,321 to Mr. Dunn, representing all amounts owed to Mr. Dunn, including interest. In 1999, the Company received a short-term loan of $25,000 from Peter Dunn. The loan was repaid on November 30, 1999.

     In 1999, DXF loaned $30,000 to its President, David Fleming. The loan bears an annual interest rate of 5% and is due on July 30, 2000. In addition, in 1998 and 1999, iVideoNow paid its Secretary, David Fleming $9,000 and $10,316 respectively, for professional graphic art services provided by David to VNOW prior to the formation of DXF Design, Inc.

     In March 22, 2000, DXF loaned an additional $15,000 to Mr. Fleming. The loan bears an annual interest rate of 5% and is due on March 31, 2001. The terms of the $30,000 due from David Fleming on July 30, 2000 were extended for an additional twelve months. The $30,000 note continues to accrue interest at an annual rate of 5% and is now due July 30, 2001. On August 30, 2000 DXF Design loaned David Fleming an additional $24,000 on a note bearing 5% annual interest and due is August 31, 2001. At December 31, 2000, the total amount owed to VNOW or its subsidiary, DXF Design, from David Fleming including accrued interest is $72,430.

     On March 10, 2000, VNOW borrowed $30,000 from its President Peter Dunn. This short-term loan was repaid by VNOW on March 15, 2000. On October 2, 2000, the Company loaned Peter Dunn $121,200 on a short-term note bearing 5% annual interest. Peter Dunn repaid the full amount on December 28, 2000.



ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K.
------------------------------------------

         (a)  Exhibits

               None



         (b)  Reports on Form 8-K.

               None.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Encino, California, on the April 12, 2001.




                           iVIDEONOW, INC.



                           /s/ Peter B. Dunn
                           --------------------------------
                           Peter B. Dunn, President


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates stated.


Signatures                                             Date


/s/ Peter B. Dunn                                      April 12, 2001
-------------------------                              ---------------------
Peter Dunn
President and Director


/s/ Allen Dunn                                         April 12, 2001
--------------------------                             ---------------------
Allen Dunn
Vice President, COO and Director


/s/ David Fleming                                      April 12, 2001
--------------------------                             ---------------------
David Fleming
Secretary and Director



/s/ Karl Ehlert                                        April 12, 2001
---------------------------                            ---------------------
Karl Ehlert
Chief Financial Officer
                        iVIDEONOW, INC. AND SUBSIDIARIES

                 (FORMERLY KNOWN AS DIGS, INC. AND SUBSIDIARIES)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000
                        iVIDEONOW, INC. AND SUBSIDIARIES
                 (FORMERLY KNOWN AS DIGS, INC. AND SUBSIDIARIES)
                        CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000



                          INDEX TO FINANCIAL STATEMENTS

                                                                      Pages

Independent Auditors' Report                                            F-2

Consolidated Balance Sheet as of December 31, 2000                      F-3

Consolidated Statements of Operations
   For the Years Ended December 31, 2000 and 1999                       F-4

Consolidated Statements of Stockholders' Equity
   For the Years Ended December 31, 2000 and 1999                       F-5

Consolidated Statements of Cash Flows
   For the Years Ended December 31, 2000 and 1999                    F-6 - F-7

Notes to Consolidated Financial Statements                           F-8 - F-22

Additional Information:
   Independent Auditors' Report on Additional Information               F-23

  Schedule of Cost of Goods Sold and Operating Expenses                 F-24
     For the Years Ended December 31, 2000 and 1999

                          INDEPENDENT AUDITORS' REPORT


March 29, 2001


To the Board of Directors and Stockholders of iVideoNow, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheet of iVideoNow, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the 2000 consolidated financial statements referred to above present fairly, in all material respects, the financial position of iVideoNow, Inc. and Subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 20 of the financial statements, the Company has incurred net losses and does not have sufficient cash to meet its cash flow requirements. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to those matters also are described in Note 20. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



CALDWELL, BECKER, DERVIN, PETRICK & CO., L. L. P.
Woodland Hills, California 91364
                        iVIDEONOW, INC. AND SUBSIDIARIES
                 (FORMERLY KNOWN AS DIGS, INC. AND SUBSIDIARIES)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000

                                     ASSETS


CURRENT ASSETS
    Cash                                                     $       682,123
    Marketable equity securities                                      25,010
    Accounts receivable - trade                                       68,185
    Loan receivable - officers                                        76,422
                                                           -----------------
             Total Current Assets                                    851,740
                                                           -----------------
PROPERTY AND EQUIPMENT,
  net of accumulated depreciation                                    196,847

PROGRAM DEVELOPMENT COSTS,
  net of accumulated amortization                                     98,969

LONG-TERM ASSET
    Deferred tax asset                                                    --
                                                           -----------------
             Total Assets                                    $     1,147,556
                                                           =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                   $        59,568
    Sublease deposits                                                 2,400
                                                          -----------------
             Total Current Liabilities                               61,968
                                                          -----------------
STOCKHOLDERS' EQUITY
  Preferred stock,  par value $.01 per share;
   20,000,000  shares  authorized, 2,500
   shares issued and outstanding; Aggregate
   liquidation preference of $2.62 million                               25
  Common stock, par value $.001 per share;
   80,000,000 shares authorized, 6,648,631
   shares issued and outstanding                                      6,649
    Additional paid-in capital                                    3,712,579
    Accumulated other comprehensive (loss)                         (119,612)
    Retained earnings (deficit)                                  (2,514,053)
                                                          -----------------
             Total Stockholders' Equity                           1,085,588
                                                          -----------------
             Total Liabilities and Stockholders' Equity     $     1,147,556
                                                          =================

    The Accompanying Notes are an Integral Part of the Consolidated Financial
                                   Statements
                        iVIDEONOW, INC. AND SUBSIDIARIES
                 (FORMERLY KNOWN AS DIGS, INC. AND SUBSIDIARIES)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                                                  2000                   1999
                                        -----------------       ----------------
REVENUE
    CD-ROM and Web Video revenue        $       109,300        $       414,145
    Graphic design revenue                      415,548                149,877
                                      -----------------       ----------------
        Total Revenue                           524,848                564,022
                                      -----------------       ----------------
COST OF SALES                                   382,884                280,069
                                      -----------------       ----------------
        Gross Profit                            141,964                283,953

OPERATING EXPENSES                            1,394,599                801,799
                                      -----------------       ----------------
        (Loss) from Operations               (1,252,635)              (517,846)

OTHER INCOME (EXPENSE)
    Rental income                                15,100                 22,300
    Interest income                              50,062                    863
    Miscellaneous income                             --                  1,351
    Gain on sale of asset                            --                 38,722
     Realized loss on sale of securities             --                 (7,850)
     Interest expense                            (3,882)                (2,653)
                                      -----------------       ----------------
        Total Other Income                       61,280                 52,733
                                      -----------------       ----------------
        (Loss) Before Income Taxes
         and Cumulative Effect of
         Accounting Change                   (1,191,355)              (465,113)

PROVISION FOR INCOME TAX                         (3,200)                (5,364)
                                      -----------------       ----------------
        Net (Loss) Before Cumulative
         Effect of Accounting Change         (1,194,555)              (470,477)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE
    Organizational costs, net of
      income tax benefit of $0                       --                 (2,625)
                                      -----------------       ----------------
        Net (Loss)                           (1,194,555)              (473,102)

OTHER COMPREHENSIVE INCOME (LOSS),
  net of tax:
 Unrealized holding (loss) arising
  during period, net of tax benefit            (116,865)                (2,747)
    Add reclassification adjustment
      for (loss) included in net income              --                  7,850
                                      -----------------       ----------------
        Comprehensive (Loss)           $     (1,311,420)       $      (467,999)
                                      =================       ================
          (Loss) per common share      $          (0.18)       $          (.07)
                                      =================       ================
    The Accompanying Notes are an Integral Part of the Consolidated Financial
                                   Statements
                        iVIDEONOW, INC. AND SUBSIDIARIES
                 (FORMERLY KNOWN AS DIGS, INC. AND SUBSIDIARIES)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                  Additional      Other      Retained
            Preferred Stock       Common Stock     Paid-In    Comprehensive  Earnings
           -----------------  ------------------
           Shares    Amount    Shares     Amount   Capital        (Loss)     (Deficit)        Total
            -------- ------   ---------  ------- -----------  -------------- ------------  -----------
Balance at
Dec. 31,1998      -- $   --   6,648,631  $ 6,649 $ 1,434,604  $    (7,850)   $  (846,396)  $   587,007

Shares issued
for services      --     --      10,000       10      47,990           --             --        48,000
Nov.17, 1999

Net(loss)for
the year ended    --     --          --       --          --           --       (473,102)     (473,102)
Dec.31,1999

Net unreal-
ized holding
(loss) and        --     --          --       --          --        5,103             --         5,103
Reclassi-
fication
Dec.31, 1999
               ----- ------   ---------  ------- -----------  -----------    -----------   -----------
Balance at
Dec. 31,1999      --     --   6,658,631    6,659   1,482,594       (2,747)    (1,319,498)      167,008


March 14,
2000 Pre-
ferred stock   2,500     25          --       --   2,229,975           --             --     2,230,000
issued

To cancel         --     --     (10,000)     (10)         10           --             --            --
shares issued
for services

Net (loss)for     --     --          --       --          --           --     (1,194,555)   (1,194,555)
the year ended
Dec. 31, 2000

Net unrealized
holding (loss)    --     --          --       --          --     (116,865)            --      (116,865)
on investments
Dec. 31, 2000
               ----- ------   ---------  ------- -----------  -----------    -----------   -----------
Balance at
Dec. 31,2000   2,500 $   25   6,648,631  $ 6,649 $ 3,712,579  $  (119,612)   $(2,514,053)  $ 1,085,588

               ===== ======   =========  ======= ===========  ===========    ===========   ===========

    The Accompanying Notes are an Integral Part of the Consolidated Financial
                                   Statements
                        iVIDEONOW, INC. AND SUBSIDIARIES
                 (FORMERLY KNOWN AS DIGS, INC. AND SUBSIDIARIES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                             2000                    1999
                                                       --------------------   -------------------
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
  Net (loss)                                           $      (1,194,555)     $        (473,102)
  Adjustments to reconcile net (loss) to net
    cash provided (used)by operating activities:
    Cumulative effect of accounting
    change-organizational costs                                       --                  2,625
    Operating expenses paid by issuance of stock                      --                 48,000
    Equity securities received for payment of services           (25,000)               (75,000)
    Amortization and depreciation                                228,121                 48,386
    (Increase) in accounts receivable                               (490)               (64,512)
    Decrease (increase) in deposit                                   160                   (160)
    (Decrease) increase in accounts payable and
    accrued expenses                                             (12,596)                35,278
    Increase (decrease) in income taxes payable                   (4,564)                 4,564
    Increase (decrease) in interest payable                       (2,346)                 2,346
     (Decrease) increase in sublease deposits                         --                   (600)
     (Decrease) in deferred rent credit                          (11,667)               (20,000)
     Gain on sale of asset                                            --                (38,722)
     Realized loss on sale of marketable equity securities            --                  7,850
                                                       -----------------      -----------------
        Net Cash Flows (Used) by Operating Activities         (1,022,937)              (523,047)
                                                       -----------------      -----------------
CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
    Acquisition of property and equipment                       (122,010)               (48,550)
    (Increase) in program development cost                      (163,161)              (108,820)
    (Increase) in loan receivable - officer                     (167,064)               (30,558)
    Proceeds from payment of loan receivable - officer           121,200                     --
    Proceeds from sale of marketable equity securities                --                  1,150
                                                       -----------------      -----------------
        Net Cash Flows (Used) by Investing Activities           (331,035)              (186,778)
                                                       -----------------      -----------------
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
    Issuance of convertible preferred stock                    2,230,000                     --
    Proceeds from short-term loan - officer                       30,000                     --
    Principal payment on short-term loan - officer               (30,000)                    --
    Proceeds from short-term loan                                180,000                325,000
    Principal payment on short-term loan                        (480,000)               (25,000)
                                                       -----------------      -----------------
        Net Cash Flows Provided by Financing Activities        1,930,000                300,000
                                                       -----------------      -----------------
NET INCREASE (DECREASE) IN CASH                                  576,028               (409,825)

CASH AT THE BEGINNING OF THE YEAR                                106,095                515,920
                                                       -----------------      -----------------
CASH AT THE END OF THE YEAR                            $         682,123      $         106,095
                                                       =================      =================

    The Accompanying Notes are an Integral Part of the Consolidated Financial
                                   Statements
                        iVIDEONOW, INC. AND SUBSIDIARIES
                 (FORMERLY KNOWN AS DIGS, INC. AND SUBSIDIARIES)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                              2000                   1999
                                                       -----------------      -----------------
ADDITIONAL DISCLOSURES:
    Cash paid during the year for:
    Interest                                           $           6,228      $             307
                                                       =================      =================

    Income Taxes                                       $           3,200      $             800
                                                       =================      =================

NON-CASH INVESTING AND FINANCING TRANSACTIONS:

    Disposal of asset in exchange for equity securities$              --      $          44,622
                                                       =================      =================






























The Accompanying Notes are an Integral Part of the Consolidated Financial
                                   Statements
                        iVIDEONOW, INC. AND SUBSIDIARIES
                 (FORMERLY KNOWN AS DIGS, INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 1 - DESCRIPTION OF BUSINESS

iVideoNow, Inc. (the Company), formerly known as DIGS, Inc., a Delaware corporation, acquired Digital Corporate Profiles (DCP) in a reverse merger on November 9, 1998. In connection with the agreement of reorganization, the "Reorganization," the Company issued 5,l94,968 shares of its common stock at $.001 par value per share, in exchange for all of the outstanding common stock of DCP, in which DCP became a wholly owned subsidiary of the Company based on a conversion ratio of 3 shares of the Company's common stock for each share of DCP's stock. Prior to the reorganization, the Company was considered a shell organization and was inactive. The merger qualified for a tax-free reorganization and has been accounted for as a recapitalization of Digital Corporate Profiles, Inc. at book value. As a result of the recapitalization, the owners of Digital Corporate Profiles, Inc. (DCP) maintained control of the Company. In 1999, the Company formed two wholly owned subsidiaries, DXF Design, Inc. (DXF) and DIGS Web Video, Inc. (DWV). DWV currently is an inactive subsidiary generating no revenue and incurring no operating expenses. As a result, the consolidated financial statements presented are those of Digital Corporate Profiles and DXF Design, Inc.

DCP provides complete multimedia and Internet communications solutions for companies to proactively tell their story. One of DCP's services is to produce custom CD-ROM packages for clients focusing on investor relations, environmental health and safety issues and employee orientation. Each CD-ROM presents the information in an interactive way through the use of graphs, charts, music and most importantly, video.

In late 1999 and into 2000 DCP began developing a real time Internet Video screening application known as iVideoNow! The experience in video compression and presentation formats related to CD-ROM production was directly responsible for DCP's entry to the Internet Video market. Currently, the iVideoNow! system has the capability of allowing the user to instantly view up to 200 separate videos. This multi-screening technology is currently being marketed to companies in the film, television, music, travel, and retail industries. The iVideoNow! system can be designed to a client's specification and will provide companies new ways to use Internet Video as a promotional tool.

DXF is a fully functional digital and graphic design studio providing a complete range of Internet, CD-ROM and promotional print design services. DXF specializes in designing brochures, corporate identity graphics, corporate and entertainment promotional kits, as well as providing key art for theatrical and home video advertisement.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation
----------------------
The consolidated financial statements include the accounts of iVideoNow, Inc. and its wholly owned subsidiaries, Digital Corporate Profiles, Inc. (DCP), a California corporation, DXF Design, Inc., a California corporation and DIGS Web Video, Inc., a California corporation (inactive). All intercompany accounts and transactions have been eliminated in consolidation.

Segment Information
-------------------
The company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No
131) in 1999. This statement establishes for the reporting of information about a company's operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position of prior reports.
(See Note 13 for additional information)

Reclassifications
-----------------
Certain prior year balances have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents
-------------------------
For purposes of the statement of cash flows, the Company and its subsidiaries consider cash and cash equivalents to include cash on hand, bank balances and short-term investments with a maturity of three months or less.

Accounts Receivable
-------------------
Uncollectible accounts receivable are written off as bad debt expense at the end of the year. For the years ended December 31, 2000 and 1999, there was no bad debt expense. The current accounts receivable is considered collectible by management.

Marketable Securities
---------------------
Marketable securities consist of common stock. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. All marketable securities are defined as available-for-sale securities under provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." For purpose of determining realized gains and losses, the cost of securities sold was based on first-in, first-out method (see Note 3).

Comprehensive Income
--------------------
Statement  of  Financial   Accounting  Standards  ("SFAS")  No.  130,  Reporting
Comprehensive Income, establishes a standard for reporting and displaying comprehensive income and its components within the financial statements.
Comprehensive income includes charges and credits to equity that are not the result of transactions with stockholders. Comprehensive income is composed of two subsets - net income and other comprehensive income. Included in other comprehensive income for the Company are unrealized losses and adjustment for realized losses of available-for-sale securities as of December 31, 2000 and 1999.

Revenue Recognition
-------------------
Design and development of CD-ROM revenues are billed in equal one-third installments as the contract progresses. All payments are nonrefundable and revenue is recognized when earned. Revenue is deemed earned when there is no future performance obligation. Future performance obligation ceases when the product is approved and shipped to the client. The average length of a CD-ROM contract is approximately two months. As of December 31, 2000 and 1999, the Company did not have any open contracts.

iVideoNow System revenues are initially billed upon completion of the contracted set-up fees. Set-up fees include customizing the iVideoNow System software to the client's specific requirements, compressing and encoding videos to standards, and providing a link to a hosting infrastructure. Thereafter, monthly hosting fees are billed at the beginning of each month, providing the client with a predetermined amount of data transfer use. Any additional usage charges are billed quarterly. The average set-up time is one business week.

Graphic design revenue is billed when the project is completed. As of December 31, 2000, the Company did not have any open contracts.

Earnings Per Share
------------------
In 1998 the Company adopted the Financial  Accounting  Standards Board Statement
(SFAS) No. 128,  "Earning Per Share."  SFAS No. 128  establishes  standards  for computing and presenting earnings per share ("EPS") and requires the presentation of both basic and diluted EPS. Unlike primary EPS, basic EPS excludes any dilutive effects of options, warrants, and convertible securities and is computed on the basis of the weighted-average number of common shares outstanding during the year. The diluted EPS calculation is very similar to the previous fully diluted EPS calculation method. The Company has a simple capital structure and there were no changes under the SFAS 128 methodology to the previously reported EPS amounts for any of the fiscal years. Fully diluted per share data is not presented, as the effects would be antidilutive.
(See Note 11).

Property and Equipment
----------------------
Depreciation  of  equipment  and  amortization  of  leasehold   improvements  is
calculated by the straight-line and accelerated methods based on the following estimated useful lives:

                                                                    Years
                                                              -----------------
      Computer                                                        5
      Furniture and fixtures                                          7
      Computer software                                               5
      Leasehold improvements                                          10

Long-Lived Assets
-----------------
In 1998, the Company adopted SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." In accordance with SFAS 121, long-lived assets held and used by the Company are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset might not be fully recoverable. For purposes of evaluating the recoverability of long-lived assets, the estimated future cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. The adoption of SFAS 121 had no impact on the Company's financial position or on its results of operations.

Program Development Costs
-------------------------
In March 1998, the Company adopted Statement of Position 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." Capitalized program development costs consist of consulting and programming costs. The Company capitalizes internally developed software costs based on a project-by-project analysis of each project's significance to the Company and its estimated useful life. All capitalized software costs are amortized on a straight-line method over a period of five (5) years.

In 2000, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 2, "Research and Development Costs," and FASB Statement No. 86, "Accounting for Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." The Company expensed all costs incurred in establishing the technological feasibility of a computer software product that is to be sold, leased, or otherwise marketed as research and development costs, which is required by FASB Statement No. 2. After technological feasibility has been established, all costs incurred will be capitalized, as required under FASB Statement No. 86, and amortized over two (2) years. When the software is available for general release to customers, all costs will be expensed as incurred, including costs of maintenance and customer support.

Stock-Based Compensation
------------------------
The Company has elected to follow Accounting Principles Board Opinion (APBO) No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation and to provide the disclosures required under Statement of Financial Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation."

APBO No. 25 requires no recognition of compensation expense for most of the stock-based compensation agreements provided by the Company where the exercise price is equal to the market value at the date of grant. However, APBO No. 25 requires recognition of compensation expense for variable award plans over the vesting periods of such plans, based upon the then-current market values of the underlying stock. In contrast, SFAS No. 123 requires recognition of compensation expense for grants of stock, stock options, and other equity instruments over the vesting periods of such grants, based on the estimated grant-date fair values of those grants (see Note 12 for additional information).

Income Taxes
------------
This Company has adopted SFAS No. 109, "Accounting for Income Taxes", which requires a liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and tax basis of assets and liabilities is determined annually. Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce deferred tax asset accounts to the amounts that will more likely than not be realized. Income tax expense is the current tax payable or refundable for the period, plus or minus the net change in the deferred tax asset and liability accounts.

Consolidated Tax Returns
------------------------
The Company files consolidated federal and state income tax returns with its subsidiaries. In accordance with the intercorporate tax allocation policy, the Company and its subsidiaries will pay to or receive from the other entity, amounts equivalent to federal and state income tax charges or credits based on each separate entity's taxable income or loss using the statutory rates.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Accounting Change
-----------------
In 1999, the Company adopted Accountants' Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." This statement requires that costs of start-up activities and organizational costs be expensed as incurred. The cumulative effect of this accounting change on years prior to 1999 was in the amount of $2,625 (net of $0 tax effect) or $0.00 per common share that was reflected in the first quarter of 1999. This new accounting requirement did not have a significant effect on 1999 income before the cumulative effect of the accounting change.

Name Change
-----------
On June 15, 2000, the Company officially changed its corporate name from DIGS, Inc. to iVideoNow, Inc. In addition, the Company's stock began trading on the NASDAQ OTC Bulletin Board under its new symbol "vnow". The name change was approved on April 27, 2000 by stockholders with a majority voting interest.

Recent Accounting Pronouncements
--------------------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 established new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137 (SFAS 137), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective

--------------------------------------------

Date of SFAS No. 133." SFAS 137 deferred the effective date of SFAS 133 until the first fiscal quarter of fiscal years beginning after June 15, 2000. The Company does not currently hold derivative instruments or engage in hedging activities. The Company expects the adoption of SFAS 133 and SFAS 137 in the first quarter of fiscal year 2001 will have no material impact on its financial statements and related disclosures.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying accounting principles generally accepted in the United States to revenue recognition in financial statements and is effective in the fourth quarter of all fiscal years beginning after December 15, 1999. The Company's accounting policies are consistent with the requirements of SAB 101, so the implementation of SAB 101 in the fourth quarter of the fiscal year 2000 is not expected to have an impact on the Company's operating results.

In April 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25 FIN 44 is effective for transactions occurring after July 1, 2000. The application of FIN 44 did not have a material impact on the Company's financial statements

NOTE 3 - MARKETABLE EQUITY SECURITIES

Cost and fair value of marketable equity securities at December 31, 2000 are as follows:

                                           Gross       Gross
                                        Unrealized  Unrealized
                             Cost          Gains      Losses      Fair Value
                           -----------  ----------  -----------  -----------
December 31, 2000
Available for sale
     Equity securities     $   144,622  $       --  $ (119,612)  $    25,010
                           ===========  ==========  ==========   ===========


Net unrealized losses from available for sale securities during the year ended December 31, 2000 and 1999 amounted to $116,865 and $2,747 respectively, resulting in net changes of $116,865 and $2,747 respectively, to Other Comprehensive Loss. For the year ended December 31, 1999, the Company received proceeds of $1,510 as the result of sales of securities available for sale. The tax benefit for each component of comprehensive income, including reclassification adjustments is $0 for the years ended December 31, 2000 and 1999.

NOTE 4 - INCOME TAXES

The Company has available at December 31, 2000, net operating loss carryforwards totaling $2,303,761 that may be offset against future taxable income. If not used, the net operating loss carryforwards will expire as follows:

      Operating Losses
     --------------------
         Year 2011                                            $          81,269
         Year 2012                                                      190,049
         Year 2018                                                      470,148
         Year 2019                                                      512,295
         Year 2020                                                    1,050,000
                                                             ------------------
                                                              $       2,303,761
                                                             ==================
The net deferred tax asset, resulting from the net operating loss and the difference between book and tax depreciation, included in the accompanying balance sheet include the following amounts of deferred tax assets and liabilities at December 31, 2000:

     Deferred Tax Asset - Current                          $              --
     Deferred Tax Asset - Non-Current                                835,000
                                                          ------------------
                                                                     835,000
     Valuation allowance                                            (835,000)
                                                          ------------------
                                                           $              --
                                                          ==================
For the years ended December 31, 2000 and 1999, valuation allowance increased by $407,084 and $203,679 respectively. Due to the uncertainty of the realization of the net operating loss carryforwards, the Company has established a valuation allowance against the carryforward benefits in the amount of $835,000.

The components of the (provision) benefit for income taxes for continuing operations are as follows:
                                                 2000                1999
                                        -------------------  ------------------
Current (provision)
     Federal                             $              --   $              --
     State                                          (3,200)             (5,364)
                                       -------------------  ------------------
                                         $          (3,200)  $          (5,364)
                                       ===================  ==================

NOTE 5 - PROPERTY AND EQUIPMENT
     Computer equipment                                     $         148,990
     Furniture and fixtures                                            39,409
     Computer software                                                 21,180
     Leasehold improvements                                            77,409
                                                           ------------------
                                                                      286,988
     Less accumulated amortization and depreciation                   (90,141)
                                                           ------------------
                                                            $         196,847
                                                           ==================

Amortization and depreciation expenses for the years ended December 31, 2000 and 1999 were $35,974 and $25,666, respectively. In 2000 and 1999, the Company allocated depreciation expense to cost of sales in the amount of $4,236 and $4,057, respectively.

NOTE 6 - PROGRAM DEVELOPMENT COSTS

     Program development costs                             $         324,092
     Less accumulated amortization                                  (225,123)
                                                          ------------------
                                                           $          98,969
                                                          ==================

Amortization expense for the years ended December 31, 2000 and 1999 was $192,147 and $22,720 respectively. All development amortization expense was allocated to cost of sales in both 2000 and 1999. For the year ended December 31, 2000, the Company capitalized an additional $163,161 of program development costs. During the years ended December 31, 2000, and December 31, 1999, amortization of costs related to computer software products held for lease totaled $181,017 and $10,383, respectively.

NOTE 7 - COMMITMENTS

On February 23, 2000, the Company renewed its operating lease agreement on its current premises for an additional three years, with a monthly lease payment of $8,307. The new lease will expire on July 31, 2003. The lease agreement contains certain terms and conditions, which include, but are not limited to, payment of property taxes, insurance, rent increases, repairs and maintenance.

The following is a schedule of future minimum rental payments required under the above operating lease as of December 31, 2000:

                  Year Ending
                  December 31,                                Amount
          ------------------------                     ------------------
                    2001                               $          99,679
                    2002                                          99,679
                    2003                                          58,146
                                                      ------------------
                                                       $         257,504
                                                      ==================
The above rental expenses will be offset by $19,440 in sublease rental income through December 31, 2001.

For the years ended December 31, 2000 and 1999, rental expenses, net of deferred rent credit, were $92,371 and $70,277, respectively. Rental income under the subleases amounted to $15,100 and $22,300 for the years ended December 31, 2000 and 1999, respectively.

In 1998, the lessor compensated DCP in an amount of $40,000 for moving to its current facility. The amount was classified as deferred rental credit and amortized on a straight-line method over the term of the lease. In 2000 and 1999, the amortized credits of $11,667 and $20,000 were offset against rental expense, respectively.

In 1999, the Company entered into a 36-month operating lease agreement for various office equipment with a monthly payment of $822, plus over usage charges. For the year ended December 31, 2000, total lease payments amounted to $13,057, which is reported as part of cost of goods sold under other. Future obligations under the operating lease total $9,864, and $4,932 for 2001, and 2002, respectively.

On February 28, 2000, the Company renewed an officer's employment contract for an additional three years. The new terms provide the officer with an annual salary of $120,000 as well as annual vacation, sick pay, bonus, and miscellaneous reimbursement of out-of-pocket costs. The contract expires on February 28, 2003. For the years ended December 31, 2001, 2002, and 2003, minimum obligation under this contract is $120,000, $120,000, and $20,000, respectively. Total compensation to all officers for the year ended December 31, 2000 was approximately $438,000 including auto allowances. During 2000, approximately $27,000 was recorded as auto expense, and $58,750 of officers' salary was allocated to cost of goods sold.

NOTE 8 - CONCENTRATION

The Company maintains its cash balances at several financial institutions located in Southern California. The Federal Deposit Insurance Corporation insures the balances up to $100,000. At December 31, 2000, the Company's uninsured cash balance totaled $475,078.

For the  years  ended  December  31,  2000 and  1999,  sales  to three  and five
customers   accounted  for   approximately   88%  and  60%  of  total   revenue,
respectively. The total revenue received from these customers in 2000 and 1999 was as follows:
                                   For the Years Ended December 31,
                       -------------------------------------------------------
                                 2000                           1999
                       ------------------------        -----------------------
       Customer A       $    219,160     41.8%        $          --       --%
       Customer B            107,100     20.4                    --       --
       Customer C                 --       --                60,118     10.6
       Customer D                 --       --                84,500     15.0
       Customer E                 --       --               130,680     23.2
       Customer F            133,554     25.5                59,183     10.5
                        ------------ --------        -------------- --------
                        $    459,814     87.7%        $     334,481     59.3%
                     =============== ========        ============== ========


As of December 31, 2000, receivables from three customers account for 93% of total accounts receivable.

The Company relies solely on the performance of DXF's officer, Mr. Fleming, to generate revenue for its graphic design subsidiary, DXF Design, Inc. (DXF).

NOTE 9 - STOCKHOLDERS' EQUITY

Warrants

In connection with the March 14, 2000 private placement of convertible preferred stock, the Company issued 100,000 warrants to the investors and 200,000 warrants to the underwriters. Each warrant may be converted into one share of new common stock at an exercise price equal to 110% of the closing bid price of the common stock on March 14, 2000. The warrants expire on May 13, 2003. As of December 31, 2000, all 300,000 warrants remained outstanding.

The following summarizes the warrants issued by the Company:

                                                    For the Year Ended
                                                    December 31, 2000
                                          -------------------------------------
                                                              Stock Warrant
                                              Shares          Exercise Price
                                         -----------------   -----------------

     Outstanding at December 31, 1999                   --                  --
        Granted                                    300,000                9.90
        Exercised                                       --                  --
        Expired                                         --                  --
                                         -----------------   -----------------
     Outstanding at December 31, 2000              300,000                9.90
                                         =================   =================
     Exercisable at December 31, 2000              300,000                9.90
                                         =================   =================

Preferred Stock

In connection with the March 14, 2000 private placement of convertible preferred stock, the Company has issued 2,500 shares of Series "A" Convertible Preferred Stock, par value of $0.01 as of December 31, 2000. The preferred shares are convertible, in whole or in part, at the option of the holders thereof, into non-assessable shares of common stock. The conversion rate (calculated by dividing the conversion amount by the conversion price) will be used to determine the amount of common stock received for each preferred share. The conversion amount is the sum of any accrued and unpaid dividends and the stated value of $1,000 per preferred share. The conversion price would be either 125% of the closing bid price on the issuance date, or the average of 75% of the lowest closing bid prices of the common stock during any three (3) trading days during the twenty (20) consecutive trading days ending on and including any date of determination, whichever is lower.

Holders of the preferred shares are entitled to receive cumulative cash dividends at the annual rate of 6% when the shares are converted. At the option of the holders, dividends may be paid in shares of common stock or in cash. The preferred shares mature on May 13, 2003.

If any preferred shares remain outstanding on the maturity date, then all such preferred shares shall be converted at the maturity date conversion price or shall be redeemed for an amount in cash per preferred share equal to the liquidation preference, which is the sum of (a) stated value and (b) any accrued and unpaid dividend. Maturity date conversion price is defined as 75% of the arithmetic average of the lowest closing bid price on any three trading days of the common stock during the twenty consecutive trading days immediately preceding the maturity date.

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

NOTE 11 - EARNINGS (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic (loss) per common share:

                                                    2000                1999
                                       -------------------  ------------------
   Basic EPS:
    (Loss) from continuing operations      $        (0.18)  $           (0.07)
    Cumulative effect of accounting change             --                  --
                                      -------------------  ------------------
       Net (Loss) Per Common Share         $        (0.18)  $            (.07)
                                      ===================  ==================
   Weighted-average shares outstanding          6,648,631           6,649,864
                                      ===================  ==================

Fully diluted per share data is not presented, as the effects would be antidilutive.

NOTE 12 - STOCK OPTION PLANS

The Company's 1999 stock option plans provide incentive stock options and nonqualified stock options to purchase the Company's common stock. These may be granted to directors, officers, key employees, consultants, and subsidiaries with an exercise price of up to 110% of market price at the date of grant. Generally, options are exercisable in equal installments over three years from the date of grant, and expire five to ten years from the date of grant. As of December 31, 2000, the maximum of 750,000 shares were approved under the plan, of which 109,000 shares were available for future grants.

During the year ended December 31, 2000, the Company granted 325,000 shares of qualified stock options and 85,000 shares of nonqualified stock options to various individuals at the average exercise price of $1.79 per share.

In  electing  to follow  Accounting  Principles  Board  Opinion  (APBO)  No. 25,
"Accounting for Stock Issued to Employees," the Company recognizes no compensation expense related to employee stock options for the year December 31, 2000, as no options are granted at a price below the market price on the day of grant.

Presented below is a summary of stock option plan activity for the year shown:

                                                                   Weighted-
                                                                    Average
                                           Stock Options         Exercise Price
                                         ------------------  -------------------
 Outstanding at December 31, 1999               295,000                  5.17
 Granted                                        410,000                  1.79
 Exercised                                           --                    --
 Forfeited                                      (64,000)                 4.68
 Expired                                             --                    --
                                    -------------------    ------------------
 Outstanding at December 31, 2000               641,000                  3.06
                                    ===================    ==================
 Options exercisable at December 31, 2000        78,500                  5.21
                                    ===================    ==================

Exercise prices for options outstanding as of December 31, 2000 range from $0.50 to $5.50. The following table summarizes information for options outstanding and exercisable at December 31, 2000:

                            Options Outstanding         Options Exercisable
                ----------------------------------- ---------------------------
                                                     Weighted-
                                        Weighted-     Average      Weighted-
                    Stock      Average  Remaining      Stock        Average
  Exercise         Options    Exercise  Contractual   Options       Exercise
    Prices       Outstanding    Price      Life      Exercisable      Price
 -------------- ------------- --------  ----------- ------------   -----------
      $0.50        350,000      $0.50       3.0             --        $0.50
 $4.25 - $5.00     191,000      $4.95       2.25        45,167        $4.95
      $5.50        100,000      $5.50       2.0         33,333        $5.50
                 -----------                         ----------
                   641,000                              78,500
                 ===========                         ==========

In electing to continue to follow APBO No. 25 for expense recognition purposes, the Company is obligated to provide the expanded disclosures required under SFAS No. 123 for stock-based compensation granted in 2000. This may include materially different information from reported results, such as pro forma net income and earnings per share had compensation expenses relating to the year ended December 31, 2000 grants been recognized under the fair value recognition provisions of SFAS No. 123.

Because the weighted-average fair values at date of granted were the same or lower than the market values at December 31, 2000, the Company's net income and earnings per share will be the same as the proforma net income and earnings per share. Therefore, the Company's proforma information has not been presented.

The weighted-average fair values at date of grant for options granted during the year ended December 31, 2000 were $4.68, and were estimated using the
Black-Scholes  option  valuation  model  with  the  following   weighted-average
assumptions:
                                                               2000
                                                           -------------
       Expected life in years                                    5
       Interest Rate                                            6.2     %
       Volatility                                              152.5    %
       Dividend Yield                                            --     %

NOTE 13 - SEGMENT INFORMATION

Information concerning operations in different lines of business at December 31, 2000 and for the year then ended is presented below. Intercompany transactions between segments are not material.

                                     DCP          DXF
                               Internet Video    Graphic
                2000             and CD-ROM      Design     Consolidated
--------------------------------------------  -----------  --------------
Net Operating Revenues        $    109,300    $  415,548   $     524,848
Operating Income (Loss)         (1,293,736)       41,102      (1,252,635)
Identifiable Operating Assets      894,612       108,337       1,002,949
Capital Expenditures               254,478        30,693         285,171
Depreciation and Amortization $    222,933    $    5,188   $     228,121

                                    DCP
                                  CD-ROM           DXF
                                Design and       Graphic
                1999            Development      Design      Consolidated
---------------------------  ---------------  -----------    --------------
Net Operating Revenues        $    413,743    $  150,279    $    564,022
Operating Income (Loss)           (541,211)       23,365        (517,846)
Identifiable Operating Assets      449,591       100,090         549,681
Capital Expenditures               143,861        13,509         157,370
Depreciation and Amortization $     47,080    $    1,306    $     48,386

Identifiable operating assets include cash, available-for-sale securities, trade accounts receivable, and fixed assets.

NOTE 14 - RELATED PARTY TRANSACTIONS

In 2000, the President provided the Company an unsecured non-interest bearing short-term loan of $30,000, which was repaid within one month. In addition, the Company also provided its President with a short-term loan of $121,200, bearing interest at 5% per annum. This loan was repaid within two months. As of December 31, 2000, interest accrued on the short-term loan to the officer was $1,426.

In 2000, the Company extended the due date of a loan made in 1999 to DXF's officer, Mr. Fleming, from July 30, 2000 to July 30, 2001. The note was issued in 1999 and bears interest at 5% per annum. As of December 31, 2000, the amount due on this note including interest is $32,122. In addition, the Company loaned Mr. Fleming $39,000 during 2000 under the same terms as the 1999 note. As of December 31, 2000, the amount due on the second note including interest is $40,232. For the year ended December 31, 2000, interest income accrued for the above notes totaled $1,564.

In 2000, the Company over-reimbursed one of the officers for out-of-pocket expenditures related to business activities. The amount of over-reimbursement was $2,642 and remained due from the officer at December 31, 2000. The amount was subsequently paid in full on March 2, 2001.

NOTE 15 - SHORT-TERM NOTE

At January 1, 2000, the Company had a short-term note of $302,346, including accrued interest of $2,346. In early 2000, the Company borrowed another $180,000 from the same creditor, bringing the total principal due to $480,000. The Company paid the entire principal due and accrued interest of $6,228 on March 15, 2000. Interest expense for the year ended December 31, 2000 for this note totaled $3,882.

NOTE 16 - MARKETING DISCOUNTS

The Company has recognized $40,000 in marketing discounts during the year ended December 31, 2000. These marketing discounts relate to the completion of CD-ROM production contracts. Marketing discounts are applied to the gross contract amounts, the net of which is normally paid in cash by the client. The gross contract amounts are booked as revenue by the Company, and any marketing discounts are recognized as marketing expenses during the same period. The Company bases the value of the marketing discounts on its historical costs to expose and distribute the CD-ROM products to prospective clients. Each CD-ROM product bears the Company's subsidiary name Digital Corporate Profiles and provides the end-user contact information. Many of the CD-ROM products created by Digital Corporate Profiles are distributed at trade shows or in mailers, providing the Company with exposure to many prospective clients.

NOTE 17 - SHARES ISSUED FOR SERVICES

On November 17, 1999, the Company authorized the issuance of 10,000 restricted shares of common stock for services rendered relating to the listing of the Company's stock on the Frankfurt Stock Exchange. The Company recorded a stockholder expense in an amount of $48,000, which represents 50% of the fair market value of the Company's share at $9.60 per share. The 50% value is deemed reasonable considering the inability of the stockholder to dispose of the restricted stock.

As of December 31, 2000, the authorization for the issuance of the shares was rescinded. As of December 31, 2000, these expenses were paid to the vendor by one of the Company's stockholders. Therefore, the Company will record the entire expenses against additional paid-in capital.

NOTE 18 - SALE OF ASSETS

On September 1999, the Company received from Monia Investment, Inc. (MII) 10,000 shares of Global Electronics Manufacturing, Inc. (ECSW) common stock with a market value of $122,500. In exchange, the Company gave MII, Stocknet-USA's domain name and Web site, as well as redesigning the Web site to MII specifications and providing MII with a lifetime of non-exclusive and non-transferable use of the Company proprietary system. The net book value of Stocknet-USA's domain name and Web site was $5,900. The Company recorded an after tax gain of $38,722 for the exchange of Stocknet-USA's domain name and Web site, net of agent fee of $2,878. The Company also recorded the redesigning fees and the non-exclusive use of the Company proprietary system as revenue in an amount of $75,000 for the year ended December 31, 1999.

NOTE 19 - SIGNIFICANT ITEM AFFECTING FOURTH QUARTER RESULTS OF OPERATIONS

In the fourth quarter of 2000, the Company recorded additional depreciation and amortization expenses of $171,407, primarily as a result of under amortizing its software developed for lease. This adjustment increased the fourth quarter net loss per share by $0.03.

NOTE 20 - UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses during the year. With the cash available on hand at December 31, 2000 of $682,123, the Company may not have enough funds to meet its cash flow requirements within the next twelve (12) months. The Company plans to generate the additional cash needed through the completion of additional equity, debt, or joint venture transactions. There is no assurance, however, that the Company will be able to complete its plans in the future at commercially reasonable terms, if at all, or that the Company will be able to meet its future contractual obligations.

             INDEPENDENT AUDITORS' REPORT ON ADDITIONAL INFORMATION






To the Board of Directors and Stockholders of iVideoNow, Inc. and Subsidiaries

Our report on our audit of the basic financial statements of iVideoNow, Inc. and Subsidiaries for December 31, 2000 and 1999 appears on Page F-2. That audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules of cost of goods sold and operating expenses on Page F-23 are presented for the purposes of additional analysis and are not a required part of the basic financial statements. Such information has not been subjected to the auditing procedures applied in the audit of the basic financial statements, and, accordingly, we express no opinion on them.






CALDWELL, BECKER, DERVIN, PETRICK & CO., L.L.P.
Woodland Hills, California 91364
                        iVIDEONOW, INC. AND SUBSIDIARIES
                 (FORMERLY KNOWN AS DIGS, INC. AND SUBSIDIARIES)
              SCHEDULE OF COST OF GOODS SOLD AND OPERATING EXPENSES
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                                   (UNAUDITED)

                                                 2000                 1999
                                         ------------------    -----------------

COST OF GOODS SOLD
    Depreciation and amortization        $        196,383     $         26,777
    Labor costs                                    92,353              124,380
    Production costs                               67,542               87,381
    Other                                          26,606               41,531
                                        -----------------   ------------------

        Total Cost of Sales              $        382,884     $        280,069
                                       ==================    =================


OPERATING EXPENSES
     Auto expense                        $         46,402     $         28,001
    Depreciation                                   31,738               21,609
    Insurance                                      43,115               12,027
     Marketing                                    113,951              109,005
    Office expense                                 31,994               15,681
     Outside services                              14,550               22,867
     Professional services                        136,213               66,022
     Rent                                          92,371               70,277
     Research and development                      28,385                   --
     Salaries - officers                          352,250              156,725
     Salaries - other                             258,616              107,247
    Stockholder expenses                           24,475               69,972
     Taxes - payroll                               50,162               24,941
     Other                                        170,377               97,425
                                        -----------------   ------------------

        Total Operating Expenses         $      1,394,599     $        801,799
                                       ==================    =================












    The Accompanying Notes are an Integral Part of the Consolidated Financial
                                   Statements