Form 10QSB
period 2001-03-31
DIGS INC
filed 2001-05-14
CIK 1088529

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  March 31, 2001

     [ ]  TRANSITIONAL  REPORT  UNDER  SECTION  13  OR  15(d)
          OF  THE  SECURITIES  EXCHANGE  ACT  OF 1934 (No Fee Required)

                           Commission File No. 0-26351

                                 iVIDEONOW, Inc.
                              (Formerly DIGS, Inc.)
            --------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


             Delaware                          95-4603237
-----------------------------------     ------------------------
(State  or  other  jurisdiction  of        (I.R.S. Employer
 incorporation  of  organization)         Identification  No.)

         17327 Ventura Boulevard, Suite 200,  Encino, California  91316
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


     As of March 31, 2001, 6,648,631 shares of the registrant's common stock were outstanding.

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of May 10,2001 was $353,848.

                        iVIDEONOW, INC. AND SUBSIDIARIES
                         (formerly known as DIGS, Inc.)







                                TABLE OF CONTENTS

                                                                       Pages
                                                                   ------------

PART 1: FINANCIAL INFORMATION

ITEM 1 - Financial Statements

      Independent Accountants' Report                                   2

      Condensed Consolidated Balance Sheet
        (Unaudited) as of March 31, 2001                                3

      Condensed Consolidated Statements of Operations (Unaudited)
        For the Three Months Ended March 31, 2001 and 2000              4

      Condensed Consolidated Statements of Cash Flows (Unaudited)
        For the Three Months Ended March 31, 2001 and 2000              5

      Selected Information - Substantially All Disclosures
        Required by Generally Accepted Accounting Principles
        are Not Included                                              6 - 7

ITEM 2 - Management's Discussion And Analysis Of Financial
           Condition And Results Of Operations                        8 - 11

                         INDEPENDENT ACCOUNTANTS' REPORT





May 4, 2001


To The Board of Directors and Stockholders of iVideoNow, Inc. and Subsidiaries
Encino, California

We have reviewed the accompanying condensed consolidated balance sheet of iVideoNow, Inc. and Subsidiaries as of March 31, 2001, the related condensed consolidated statements of operations and the condensed consolidated statements of cash flows for the three months ended March 31, 2001 and 2000. These financial statements are the responsibility of the Corporation's management.

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




CALDWELL, BECKER, DERVIN, PETRICK & CO., L.L.P.
Woodland Hills, California
                        iVIDEONOW, INC. AND SUBSIDIARIES
                         (formerly known as DIGS, Inc.)
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2001
                                   (UNAUDITED)

                                     ASSETS
CURRENT ASSETS
     Cash                                                  $         226,810
     Marketable equity securities                                     25,010
     Accounts receivable - trade                                       7,500
     Loan receivable - officers                                      207,242
                                                         -------------------
             Total Current Assets                                    466,562

PROPERTY AND EQUIPMENT, at cost
  net of accumulated depreciation                                    277,392

PROGRAM DEVELOPMENT COSTS,
  net of accumulated amortization                                    101,605
                                                         -------------------
             Total Assets                                  $         845,559
                                                         ===================

                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
     Accounts payable - trade                              $          93,355
     Other                                                             2,400
                                                         -------------------

             Total Current Liabilities                                95,755

STOCKHOLDERS' EQUITY
     Preferred stock,  par value $.01 per share;  20,000,000
     shares   authorized,    2,500   shares   issued   and
       outstanding                                                        25
     Common  stock,  par value  $.001 per share;  80,000,000
       shares   authorized,   6,648,631  shares  issued  and
       outstanding
                                                                       6,649
     Additional paid-in capital                                    3,712,579
     Accumulated other comprehensive income (loss)                  (119,612)
     Retained (deficit)                                           (2,849,837)
                                                         -------------------
             Total Stockholders' Equity                              749,804
                                                         -------------------
             Total Liabilities and Stockholders' Equity    $         845,559
                                                         ===================

    See Accompanying Selected Information to Unaudited Condensed Consolidated
                              Financial Statements
                        iVIDEONOW, INC. AND SUBSIDIARIES
                         (formerly known as DIGS, Inc.)
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                 For the Three Months Ended
                                                         March 31,
                                               -------------------------------
                                                   2001            2000
                                               --------------  ---------------

REVENUE                                         $     113,017   $    214,280

COST OF SALES                                          62,553         71,113
                                               --------------  -------------
        Gross Profit                                   50,464        143,167
                                               --------------  -------------
OPERATING EXPENSES
    Automobile                                         13,051          8,506
     Insurance                                         17,161          7,597
     Marketing                                         20,055         29,368
    Outside services                                   11,273          7,300
    Payroll                                           194,500        123,886
     Professional services                             11,184         58,394
     Rent                                              24,920         23,074
    Research and Development                           22,500             --
    Other                                              80,772         36,469
                                               --------------  -------------
        Total Operating Expenses                      395,416        294,594
                                               --------------  -------------
        (Loss) From Operations                       (344,952)      (151,427)

OTHER INCOME (EXPENSE)                                 10,768           (801)
                                               --------------  -------------
        (Loss) Before Income Taxes                   (334,184)      (152,228)

(PROVISION) FOR INCOME TAX                             (1,600)          (800)
                                               --------------  -------------
        Net (Loss)                                   (335,784)      (153,028)

OTHER COMPREHENSIVE INCOME, net of tax;
    Unrealized holding gain arising during period          --         23,125
                                               --------------  -------------
        Comprehensive Income (Loss)             $    (335,784)  $   (129,903)
                                               ==============  =============
        (Loss)  per  common  share and
         common  share equivalent               $       (0.05)  $      (0.02)
                                               ==============  =============
Weighted average common shares outstanding          6,648,631      6,649,864
                                               ==============  =============

    See Accompanying Selected Information to Unaudited Condensed Consolidated
                              Financial Statements
                        iVIDEONOW, INC. AND SUBSIDIARIES
                         (formerly known as DIGS, Inc.)
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                            2001          2000
                                                        -----------  -----------

CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
  Net income (loss)                                     $(335,784)   $ (153,028)
  Adjustments to reconcile net (loss) to net cash
  provided(used) by operating activities:
  Amortization and depreciation                            37,792        14,043
  Decrease (increase) in accounts receivable               60,685       (55,020)
  Increase (decrease) in current liabilities and
    accrued expenses                                       33,786       (48,662)
  (Increase) in deposits                                       --          (922)
  (Decrease) in deferred rent credit                           --        (5,000)
                                                        ---------    ----------
       Net Cash Flows (Used) by Operating Activities     (203,521)     (248,589)
                                                        ---------    ----------
CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
  Acquisition of property and equipment                   (93,229)      (49,906)
  (Increase) in program development cost                  (27,743)      (59,127)
  (Increase) in loan receivable - officer                (133,462)      (20,000)
  Proceeds from loan receivable                             2,642            --
                                                        ---------    ----------
        Net Cash Flows (Used) by Investing Activities    (251,792)     (129,033)
                                                        ---------    ----------
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
  Proceeds from issuance of preferred stock                    --     2,230,000
  Proceeds from issuance of short-term debt                    --       150,000
  Proceeds from short-term loan - officer                      --        30,000
  Principal payment of short-term loan - officer               --       (30,000)
  Principal payment of short-term debts                        --      (450,000)
                                                        ---------    ----------

        Net Cash Flows Provided by Financing Activities        --     1,930,000
                                                        ---------    ----------
NET INCREASE (DECREASE) IN CASH                          (455,313)    1,552,378

CASH AT THE BEGINNING OF THE PERIOD                       682,123       106,095
                                                        ---------    ----------
CASH AT THE END OF THE PERIOD                           $ 226,810    $1,658,473
                                                        =========    ==========
ADDITIONAL DISCLOSURES:
  Interest paid                                         $      --    $    6,147
                                                        =========    ==========
  Income taxes paid                                     $   1,600    $      800
                                                        =========    ==========

    See Accompanying Selected Information to Unaudited Condensed Consolidated
                              Financial Statements
                        iVIDEONOW, INC. AND SUBSIDIARIES
                         (formerly known as DIGS, Inc.)
                              SELECTED INFORMATION
     Substantially All Disclosures Required By Generally Accepted Accounting
                          Principles are Not Included
                                 MARCH 31, 2001

NOTE 1 - MANAGEMENT'S STATEMENT

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of iVideoNow, Inc. and Subsidiaries (the Company) at March 31, 2001, and the results of operations and cash flows for the quarter ended March 31, 2001.

The notes to the Consolidated Financial Statements that are incorporated by reference into the 2000 Form 10-KSB should be read in conjunction with these Condensed Consolidated Financial Statements.

NOTE 2 - USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE 3 - RECLASSIFICATIONS

Certain prior year balances have been reclassified to conform to the current year's presentation.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the first quarter of 2001, the Company provided its President with a short-term loan of $131,400, bearing interest at 5% per annum. Interest accrued for this note totaled $1,154 for the quarter ended March 31, 2001.

NOTE 5 - STOCKHOLDERS' EQUITY

The following is an analysis of activities in the Stockholders' Equity for the three months ended March 31, 2001:

                                                                    Other Comp-
                                                         Additional  rehensive
                         Preferred      Common Stock      Paid-In    Income     Retained
                       -------------- -----------------
                       Shares Amount   Shares    Amount   Capital    (Loss)     (Deficit)    Balance
                       ------ ------  --------- ------- ---------- ---------- ------------ -----------
  Balance at 12/31/00  2,500     25  6,648,631  $ 6,649 $3,712,579 $(119,612) $(2,514,053) $1,085,588

  March 31, 2001
         Net (loss)       --     --         --       --         --        --     (335,784)   (335,784)
                       -----  -----  ---------  ------- ---------- ---------  -----------  ----------
  Balance at 3/31/01   2,500  $  25  6,648,631  $ 6,649 $3,712,579 $(119,612) $(2,849,837) $  749,804
                       =====  ====== =========  ======= ========== =========  ===========  ==========

                        iVIDEONOW, INC. AND SUBSIDIARIES
                         (formerly known as DIGS, Inc.)
                              SELECTED INFORMATION
     Substantially All Disclosures Required By Generally Accepted Accounting
                          Principles are Not Included
                                 MARCH 31, 2001

NOTE 6 - SEGMENT INFORMATION

Information concerning operations in different lines of business for the three months ended March 31, 2001 and March 31, 2000 is presented below. Intercompany transactions between segments are not material.

                                         DCP            DXF
                                    Internet Video    Graphic
 Three Months Ended March 31, 2001   and CD-Rom's      Design     Consolidated
----------------------------------- --------------  ------------ ---------------
Net Operating Revenues              $       1,500   $   111,517  $     113,017
Operating Income (Loss)                  (376,961)       32,009       (344,952)
Identifiable Operating Assets             564,011        74,306        638,317
Depreciation and Amortization       $      35,480   $     2,312  $      37,792


                                         DCP            DXF
                                    Internet Video    Graphic
 Three Months Ended March 31, 2000   and CD-Rom's      Design     Consolidated
----------------------------------- --------------  ------------ ---------------
Net Operating Revenues              $       6,550   $   207,730  $     214,280
Operating Income (Loss)                  (240,218)       88,791       (151,427)
Identifiable Operating Assets           2,089,837       165,107      2,254,944
Depreciation and Amortization       $      13,516   $       527  $      14,043

Identifiable operating assets include cash, available-for-sale securities, trade accounts receivable, and fixed assets.

NOTE 7  - EARNINGS PER SHARE

Fully diluted per share data is not presented, as the effects would be antidilutive.

NOTE 8 - UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses since inception. With the cash available on hand at March 31, 2001 of $226,810, the Company may not have enough funds to meet its cash flow requirements within the next twelve (12) months. The Company plans to generate the additional cash needed through the completion of obtaining additional equity, debt, or joint venture transactions. There is no assurance, however, that the Company will be able to complete its plans in the future at commercially reasonable terms, if at all, or that the Company will be able to meet its future contractual obligations.

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


                               FINANCIAL CONDITION
                               -------------------
The financial condition of the Company at December 31, 2000 resulted in our auditors expressing a going concern in their audit report due to inadequate cash reserves. Since that time the Company has used more of its cash reserves during its operations over the first quarter of 2001 and remains a going concern. The Company began to streamline current operations by cutting back on capital expenditures and minor operating expenses during the quarter ended March 31, 2001. The Company is actively seeking additional financing in hopes of increasing its cash reserves and continuing its marketing and development of a multi-screen Internet video viewing application.

                              RESULTS OF OPERATIONS
                              ---------------------
Operations during the quarter ended March 31, 2001 resulted in a loss of $344,952 as compared to an operating loss of $151,427 during the same quarter ended March 31, 2000. Comprehensive losses were $335,784 and $129,903 for the periods March 31, 2001 and March 31, 2000 respectively. Comprehensive amounts include the impact of rental income, interest and unrealized holding gains or losses.

Revenues
--------
Consolidated revenues for the quarter ended March 31, 2001 decreased to $113,017 from $214,280 for the same quarter ended March 31, 2000. The consolidated revenue decrease is the result of a drop in both CD-ROM sales by Digital Corporate Profiles (DCP) and graphic design services provided by DXF Design
(DXF). The Company expects DCP's CD-ROM sales to continue to be below past levels as a result of a strategic change in its operations and marketing efforts. DCP's efforts are currently focused on developing and marketing its Internet video application, the iVideoNow System, not selling CD-ROM's. CD-ROM's will now be a complimentary service provided to our future iVideoNow System clients. DXF's revenues decreased in the quarter ended March 31, 2001 as compared to the same quarter in 2000 due to a loss of clientele. These particular clients began to perform their own art design in-house as opposed to using DXF's independent services. DXF's revenues are expected to decrease in the upcoming quarters as the first and last quarters of the year are DXF's traditional busy seasons.

                        iVIDEONOW, INC. AND SUBSIDIARIES
                         (Formerly Known as DIGS, Inc.)
    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Cost of Sales and Operating Expenses
------------------------------------
Cost of sales as a percent of revenue increased to 55% during the quarter ended March 31, 2001 as compared to 33% in the same quarter of 2000. This increase is primarily a result of an increase in amortization expenses allocated to cost of sales. Amortization costs allocated to cost of sales increased to $36,303 from $7,702 during the periods ended March 31, 2001 and 2000 respectively. The increase reflects the amortization of costs associated with developing the iVideoNow System over a two-year period. As a result, the Company's gross profit decreased to $50,464 or 45% of revenue during the quarter ended March 31, 2001 from $143,167 or 67% of revenue during the same quarter of 2000.

Operating expenses during the quarter ended March 31, 2001 increased to $395,416 as compared to $294,594 during the same quarter in 2000. The most significant operating expense increase is for payroll. The Company expanded its staff of programmers, marketers and administrators to accommodate and guide the expected growth of the Company. Research and development expenses increased as a result of expedited efforts to refine the iVideoNow System as well as research future adaptations of the system. Professional fees (accounting and legal) decreased significantly because the Company did not incur any SB-2 or other registrations fees similar to those incurred for the March 14, 2000 private placement of preferred stock.

Liquidity and Sources of Capital
--------------------------------
During the three months ended March 31, 2001, cash used for operating activities was $203,521, and cash used for investing activities was $251,792. The cash used for operations is a result of a net operating loss as well as changes in accounts receivable and accounts payable. Cash used for investing activities consisted of $93,229 for property and equipment, $27,743 in program development costs and $130,820 in officer advances. The Company anticipates cash expenditures for property and equipment will decrease during the next quarter of 2001 as the equipment required to program, test, host and distribute the iVideoNow! System are now in place. Development costs related to the iVideoNow! System should remain at the levels consistent with the costs incurred during the quarter ended March 31, 2001. Officer advances are short-term notes bearing 5% interest. No additional cash was used or provided through financing activities during the quarter.

                                     OUTLOOK
                                     -------
The Company's emphasis continues to be on effectively marketing and enhancing its current products and services while researching potential new products. Product development, such as the iVideoNow! player, is targeted towards the business-to-business market and compliment the Company's other business-to-business services. The Company will require additional financing to continue it operations for the remainder of 2001 and is currently in the process
                        iVIDEONOW, INC. AND SUBSIDIARIES
                         (Formerly Known as DIGS, Inc.)
    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

OUTLOOK (Continued)
-------------------

of attempting to obtain the necessary capital. This additional capital may be raised through public financing, private financing or some other arrangement. If additional capital is raised through the issuance of equity securities, the percentage of ownership held by current stockholders would be reduced. Futhermore, such equity may have rights, preferences or privileges senior to the current common stock.

PART II.  OTHER INFORMATION

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

         (a)       Exhibits

                  None

         (b)       Reports on Form 8-K

                  None
                        iVIDEONOW, INC. AND SUBSIDIARIES
                         (formerly known as DIGS, Inc.)
    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 iVideoNow, Inc.




Dated:  May 14, 2001                        By:   /s/ Peter B. Dunn
        ------------------------                  ------------------------
                                                  Peter B. Dunn, President