Form 10QSB
period 2001-06-30
DIGS INC
filed 2001-08-20
CIK 1088529

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  June 30,  2001

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


                                 (818) 995-3650
                       ----------------------------------
                            Issuer's telephone number

Check whether the issuer has (1) filed all reports required by Section 12 or 15(d) of the Exchange Act during the past 12 months, and (2) been subject to such filing requirements for the past ninety (90) days. Yes ( X ) No ( )


     As of June 30, 2001, 8,648,631 shares of Common Stock were outstanding.

                        iVIDEONOW, INC. AND SUBSIDIARIES
                         (Formerly Known as DIGS, Inc.)

     THE JUNE 30, 2001 FINANCIAL STATEMENTS WERE NOT AUDITED OR REVIEWED BY
                            INDEPENDENT ACCOUNTANTS




                                      INDEX

                                                                       Pages
                                                                    -----------
PART I: FINANCIAL INFORMATION

 ITEM 1 - Financial Statements

   Independent Accountants' Report                                     N/A

   Condensed Consolidated Balance Sheet
      (Unaudited) as of June 30, 2001                                   3

   Condensed Consolidated Statements of Operations
      (Unaudited)For the Quarters and Year-To-Date
       Periods Ended June 30, 2001 and 2000                             4

   Condensed Consolidated Statements of Cash Flows
      (Unaudited)For the Year-To-Date Periods
       Ended June 30, 2001 and 2000                                     5

   Selected Information - Substantially All Disclosures
      Required by Generally Accepted Accounting Principles
       are Not Included                                               6 - 7

 ITEM 2 - Management's Discussion And Analysis Of Financial
          Condition And Results Of Operations                         8 - 9
                        iVIDEONOW, INC. AND SUBSIDIARIES
                         (Formerly Known as DIGS, Inc.)
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2001
             (UNAUDITED AND NOT REVIEWED BY INDEPENDENT ACCOUNTANTS)

                                     ASSETS
CURRENT ASSETS
     Cash                                                    $          (2,681)
     Accounts receivable - trade                                        12,400
     Investments                                                        25,010
                                                            ------------------
              Total Current Assets                                      34,729
                                                            ------------------
PROPERTY AND EQUIPMENT,
  net of accumulated depreciation                                      255,409

PROGRAM DEVELOPMENT COSTS,
  net of accumulated amortization                                       14,718

OTHER ASSETS
     Officer Loans                                                     105,466
     Deposits                                                               --
                                                            ------------------
              Total Other Assets                                       105,466
                                                            ------------------
              Total Assets                                   $         410,322
                                                            ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses                   $          84,171
     Other liabilities                                                   3,659
                                                            ------------------
              Total Current Liabilities                                 87,830
                                                            ------------------
STOCKHOLDERS' EQUITY
     Preferred  stock,  par value $.01 per share;  20,000,000
       shares authorized, 2,500 shares issued and outstanding               --
     Common  stock,  par value  $.001 per  share;  80,000,000
       shares   authorized,   8,648,631   shares  issued  and
       outstanding                                                       8,649
     Additional paid-in capital                                      3,710,605
     Accumulated other comprehensive (loss)                           (119,612)
     Retained (deficit)                                             (3,277,149)
                                                            ------------------
              Total Stockholders' Equity                               322,492
                                                            ------------------
              Total Liabilities and Stockholders' Equity     $         410,322
                                                            ==================
       See The Accompanying Selected Information to Unaudited Consolidated
                              Financial Statements
                        iVIDEONOW, INC. AND SUBSIDIARIES
                         (Formerly Known as DIGS, Inc.)
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE QUARTERS AND YEAR-TO-DATE PERIODS ENDED JUNE 30, 2001 AND 2000
             (UNAUDITED AND NOT REVIEWED BY INDEPENDENT ACCOUNTANTS)
                                For the Quarter Ended    For The Year-To-Date
                                       June 30,           Periods Ended June 30,
                               -----------------------  ------------------------
                                  2001        2000           2001        2000
                               -----------  ----------   ----------- -----------
REVENUE                        $    17,900  $   119,625  $   130,917 $  333,905
COST OF SALES                      100,913       18,259      163,466     89,372
                               -----------  -----------  ----------- ----------
  Gross Profit/(Loss)              (83,013)     101,366      (32,549)   244,533
                               -----------  -----------  ----------- ----------
OPERATING EXPENSES
  Accounting                        12,808        9,176       23,807     36,180
  Legal                              4,451       21,366        4,635     52,756
  Marketing                         10,556       47,652       30,611     56,029
  Outside services                   4,438       12,340       15,710     40,630
  Payroll expenses                 174,352      169,235      395,433    293,121
  Rent                              21,807       25,150       46,726     43,839
  Other                            121,547      108,329      228,522    165,286
                               -----------  -----------  ----------- ----------
     Total Operating Expenses      349,959      393,248      745,445    687,841
                               -----------  -----------  ----------- ----------
     Income/(Loss)from Operations (432,972)    (291,882)    (777,994)  (443,308)

OTHER INCOME/(EXPENSE)
  Rental income                      4,860        3,000        9,720      6,000
  Interest income                       70       13,391        5,979     13,391
  Other expense                         --       (1,475)          --     (5,276)
  Realized (loss)on sale of securities  --           --           --         --
                               -----------  -----------  ----------- ----------
     Income/(Loss) Before Taxes   (428,042)    (276,966)    (762,296)  (429,193)

(PROVISION) FOR INCOME TAX            (800)      (1,600)        (800)    (2,400)
                                ----------  -----------  ----------- ----------
     Net Income/(Loss)            (428,842)    (278,566)    (763,096)  (431,593)

OTHER COMPREHENSIVE INCOME (net of tax)
  Unrealized holding gain/
      (loss) on investments             --      (60,000)          --    (36,875)
  Reclassification of loss
     included in net income             --           --           --         --
                                ----------  -----------  ----------- ----------
     Comprehensive Income/(Loss)$ (428,842) $  (338,566) $  (763,096)$ (468,468)
                                ==========  ===========  =========== ==========
(Loss) per share and common
          share equivalents     $     (.05) $      (.05) $      (.09)$     (.07)
                                ==========  ===========  =========== ==========
Weighted average common
         shares outstanding      8,649,864    6,649,864    8,649,864  6,649,864
                                ==========  ===========  =========== ==========
       See The Accompanying Selected Information to Unaudited Consolidated
                              Financial Statements
                        iVIDEONOW, INC. AND SUBSIDIARIES
                         (Formerly Known as DIGS, Inc.)
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE YEAR-TO-DATE PERIODS ENDED JUNE 30, 2001 AND 2000
             (UNAUDITED AND NOT REVIEWED BY INDEPENDENT ACCOUNTANTS)

                                                           2001          2000
                                                        ----------  ------------
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
  Net (loss)                                             $(763,096)  $ (431,593)
   Adjustments to reconcile net (loss) to net
     cash provided (used) by operating activities:
   Amortization and depreciation                           138,136       28,211
   (Increase) decrease in accounts receivable               55,785       12,695
   (Decrease) in current liabilities and accrued expenses   25,862      (23,925)
   (Increase) in receivables from employees                     --           --
   (Decrease) in deferred rent credit                           --      (10,000)
   (Increase) in deposits                                       --         (922)
                                                         ---------   ----------
     Net Cash Flows (Used) by Operating Activities        (543,313)    (425,534)
                                                         ---------   ----------
CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
   Acquisition of property and equipment                  (101,166)    (105,550)
   (Increase) in program development cost                  (11,280)     (69,127)
   (Increase) in loan receivable - officer                 (29,044)     (23,601)
   Decrease in marketable securities                            --           --
                                                         ---------   ----------
     Net Cash Flows (Used) by Investing Activities        (141,490)    (198,278)
                                                         ---------   ----------
                        iVIDEONOW, INC. AND SUBSIDIARIES
                         (Formerly Known as DIGS, Inc.)
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE YEAR-TO-DATE PERIODS ENDED JUNE 30, 2001 AND 2000
             (UNAUDITED AND NOT REVIEWED BY INDEPENDENT ACCOUNTANTS)
                                  (CONTINUED)


                                                           2001          2000
                                                        ----------  ------------
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
    Issuance of convertible preferred stock                     --    2,230,000
    Proceeds from short term loan                               --      150,000
    Proceeds from short term loan - officer                     --       30,000
    Principal payment of short term loan - officer              --      (30,000)
    Principal payment of short term debt                        --     (450,000)
                                                         ---------   ----------
     Net Cash Flows Provided by Financing Activities            --    1,930,000
                                                         ---------   ----------
NET INCREASE (DECREASE) IN CASH                           (684,804)   1,306,188

CASH AT THE BEGINNING OF THE PERIODS                       682,123      106,095
                                                         ---------   ----------
CASH AT THE END OF THE YEAR                              $  (2,681)  $1,412,283
                                                         =========   ==========
ADDITIONAL DISCLOSURES:
    Interest paid                                        $      --   $    6,147
                                                         =========   ==========
    Income taxes paid                                    $     800   $    2,400
                                                         =========   ==========



















       See The Accompanying Selected Information to Unaudited Consolidated
                              Financial Statements
                        iVIDEONOW, INC. AND SUBSIDIARIES
                         (Formerly Known as DIGS, Inc.)
                              SELECTED INFORMATION
     Substantially All Disclosures Required By Generally Accepted Accounting
                          Principles are Not Included
                                  JUNE 30, 2001
             (UNAUDITED AND NOT REVIEWED BY INDEPENDENT ACCOUNTANTS

NOTE 1 - INDEPENDENT ACCOUNTANTS REPORT

     The financial statements for the period ended June 30, 2001 were not audited nor reviewed by an independent accounting firm.

NOTE 2 - MANAGEMENT'S STATEMENT

     In the opinion of management, the accompanying unaudited (and not reviewed) financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of iVideoNow, Inc. and subsidiaries (the Company) at June 30, 2001, and the results of operations and the cash flows for the quarter and year-to-date periods ended June 30, 2001 and 2000.

     The notes to the Consolidated Financial Statements which are incorporated by reference into the 2000 Form 10-SK should be read in conjunction with these Consolidated Financial Statements.

NOTE 3 - USE OF ESTIMATES

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

Preferred Stock

     In connection with the March 14, 2000 private placement of convertible preferred stock, the Company has 2,500 shares of Series "A" Convertible
Preferred Stock, par value of $0.01 outstanding as of June 30, 2000. The preferred shares are convertible, in whole or in part, at the option of the holders thereof, into non-assessable shares of common stock. Upon conversion, the number of common stock received for each preferred share will be calculated by dividing the conversion amount by the conversion price. The conversion amount is the sum of any accrued and unpaid dividends and the stated value of $1,000 per preferred share. The conversion price would be either 125% of the closing bid price on the issuance date, or the average of 75% of the lowest closing bid
                        iVIDEONOW, INC. AND SUBSIDIARIES
                         (Formerly Known as DIGS, Inc.)
                              SELECTED INFORMATION
     Substantially All Disclosures Required By Generally Accepted Accounting
                          Principles are Not Included
                                  JUNE 30, 2001
             (UNAUDITED AND NOT REVIEWED BY INDEPENDENT ACCOUNTANTS

prices of the common  stock  during any three (3) trading days during the twenty
(20) consecutive trading days ending on and including any date of determination, whichever is lower.

     In June??, all the convertible preferred shares relating to the March 14, 2000 private placement were converted into 2,000,000 shares of common stock. The parties holding the preferred shares on that date elected to convert each share of convertible preferred stock into 800 shares of the company's common stock. Management of the company renegotiated the previously mentioned terms of the original agreement to minimize the diluting effect on ownership associated with the continually falling price of the company's stock.

NOTE 5 - SEGMENT INFORMATION

     Information concerning operations in different lines of business for the quarter and nine months ended June 30, 2001 is presented below.

Segment Results for the Quarter Ended June 30, 2001:

  For the Quarter Ended June 30, 2001       DCP           DXF     Consolidated
------------------------------------- ------------- ------------ ---------------
Net Operating Revenues                $       (500) $    18,400   $      17,900
Operating Income/(Loss)                   (379,039)     (27,626)       (406,665)
Identifiable Operating Assets              732,189       60,139         792,328
Depreciation and Amortization         $    439,969  $    13,431   $     453,400

Segment Results for the year-to-date ended June 30, 2001:

  For the Quarter Ended June 30, 2001       DCP           DXF     Consolidated
------------------------------------- ------------- ------------ ---------------
Net Operating Revenues                $      1,000  $   133,167   $     134,167
Operating Income/(Loss)                   (768,077)       3,583        (777,994)
Identifiable Operating Assets              732,189       60,139         792,328
Depreciation and Amortization         $    439,969  $    13,431   $     453,400

     Identifiable operating assets include cash, available-for-sale securities, trade accounts receivable, and fixed assets.

NOTE 6 - EARNINGS PER SHARE

     Fully diluted per share data is not presented, as the effects would be antidilutive.

NOTE 7 - SUBSEQUENT EVENT

      The Company halted its operations and laid off all of its employees during the month of July 2000. The continual net losses experienced by the Company finally resulted in the expenditure of all its cash reserves. Additional outside financing was sought but never secured. A formal dissolution of the corporate assets is being formulated by its President, Peter Dunn.

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


                               FINANCIAL CONDITION
                               -------------------
     The financial condition of the Company at December 31, 2000 resulted in our auditors expressing a going concern in their audit report due to inadequate cash reserves. In July 2001 the Company used the last of its cash reserves and had to halt its operations and lay-off all of its employees. A formal plan of dissolution is currently being orchestrated by its President, Peter Dunn.

                              RESULTS OF OPERATIONS
                              ---------------------
     Operations during the six months ended June 30, 2001 resulted in a loss of $777,994 as compared to an operating loss of $443,308 during the same period ended June 30, 2000. Comprehensive losses were $763,096 and $468,468 for the periods June 30, 2001 and June 30, 2000 respectively. Comprehensive amounts include the impact of rental income, interest and unrealized holding gains or losses.

Revenues
--------
     Consolidated revenues for the six months ended June 30, 2001 decreased to $130,917 from $333,905 for the same period ended June 30, 2000. The consolidated revenue decrease is the result of no iVideoNow system sales by Digital Corporate Profiles (DCP) and a sharp decline in graphic design services provided by DXF Design (DXF). DCP's efforts to market and sell its Internet video application, the iVideoNow System was not successful. DXF's revenues decreased due to lost clients. These particular clients began to perform their own art design in-house as opposed to using DXF's independent services.

Cost of Sales and Operating Expenses
------------------------------------
     Cost of sales as a percent of revenue increased to 125% during the six months ended June 30, 2001 as compared to 27% in the same period of 2000. This increase is primarily a result of an increase in amortization expenses allocated to cost of sales. The increase reflects the amortization of costs associated with developing the iVideoNow System over a two-year period. As a result, the Company's gross profit decreased to $(32,549) during the period ended June 30 2001 from $244,533 of revenue during the same period of 2000.

                        iVIDEONOW, INC. AND SUBSIDIARIES
                         (Formerly Known as DIGS, Inc.)
    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

     Operating expenses during the period ended June 30, 2001 increased to $745,445 as compared to $687,841 during the same period in 2000. The most significant operating expense increase is for payroll. The Company had previously expanded its staff of programmers, marketers and administrators to accommodate and guide the expected growth of the Company as compared to the prior year. Research and development expenses increased as a result of expedited efforts to refine the iVideoNow System as well as research future adaptations of the system. Professional fees (accounting and legal) decreased significantly because the Company did not incur any SB-2 or other registrations fees similar to those incurred for the March 14, 2000 private placement of preferred stock.


Liquidity and Sources of Capital
--------------------------------
     During the six months ended June 30, 2001, cash used for operating activities was $543,313, and cash used for investing activities was $141,490. The cash used for operations is a result of a net operating loss as well as changes in accounts receivable and accounts payable. Cash used for investing activities consisted of $101,166 for property and equipment, $11,280 in program development costs and $29,044 in officer advances. Officer advances are short-term notes bearing 5% interest. No additional cash was used or provided through financing activities during the quarter.

                                     OUTLOOK
                                     -------
     The Company's efforts to market and sell the iVideoNow System proved to be unsuccessful. In July 2001 the company laid off all of its employees and is currently finalizing its plan of dissolution.


PART II.  OTHER INFORMATION

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

                  None

(b)      Reports on Form 8-K

                  None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 iVideoNow, Inc.




Dated:  August 20, 2001               By:        /s/ Peter B. Dunn
                                                 -----------------------------
                                                 Peter B. Dunn, President