Form 10QSB/A
period 2001-06-30
DIGS INC
filed 2001-09-17
CIK 1088529

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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







                                      INDEX

                                                                   Pages
                                                            ------------------
PART I: FINANCIAL INFORMATION

  ITEM 1 - Financial Statements

     Independent Accountants' Report                                  2

      Condensed Consolidated Balance Sheet
           (Unaudited) as of June 30, 2001                            3

      Condensed Consolidated Statements of
            Operations (Unaudited)
         For the Quarters and Year-To-Date Periods
            Ended June 30, 2001 and 2000                              4

      Condensed Consolidated Statements of Cash Flows
            (Unaudited)
         For the Year-To-Date Periods Ended June 30, 2001
            and 2000                                                  5

      Selected Information - Substantially All Disclosures
            Required by Generally
     Accepted Accounting Principles are Not Included                6 - 8

  ITEM 2 - Management's Discussion And Analysis Of Financial
              Condition And Results Of Operations                   9 - 11

                         INDEPENDENT ACCOUNTANTS' REPORT





September 6, 2001


To The Board of Directors and Stockholders of iVideoNow, Inc. and Subsidiaries
Encino, California

We have reviewed the accompanying condensed consolidated balance sheet of iVideoNow, Inc. and Subsidiaries as of June 30, 2001, the related condensed consolidated statements of operations for the quarter and year-to-date periods ended June 30, 2001 and 2000, and the condensed consolidated statements of cash flows for the year-to-date periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Corporation's management.

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




CALDWELL, BECKER, DERVIN, PETRICK & CO., L.L.P.
Woodland Hills, California
                        iVIDEONOW, INC. AND SUBSIDIARIES
                         (Formerly Known as DIGS, Inc.)
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2001
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
     Accounts receivable - trade                                     12,400
     Investments                                                     25,010
                                                            ---------------
              Total Current Assets                                   37,410
                                                            ---------------
PROPERTY AND EQUIPMENT,
  net of accumulated depreciation                                   270,455

PROGRAM DEVELOPMENT COSTS,
  net of accumulated amortization                                    61,892

OTHER ASSETS
     Officer loans                                                  105,466
                                                            ---------------
              Total Assets                                  $       475,223
                                                            ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Bank overdraft                                         $         2,681
     Accounts payable and accrued expenses                           84,172
     Other liabilities                                                3,659
                                                            ---------------
              Total Current Liabilities                              90,512
                                                            ---------------
STOCKHOLDERS' EQUITY
     Preferred  stock,  par value $.01 per share;
       20,000,000 shares authorized, zero shares
       issued and outstanding                                            --
     Common  stock,  par value  $.001 per  share;
       80,000,000 shares  authorized,  8,648,631
       shares  issued  and outstanding                                8,649
     Additional paid-in capital                                   3,710,604
     Accumulated other comprehensive (loss)                        (119,612)
     Retained (deficit)                                          (3,214,930)
                                                            ---------------
              Total Stockholders' Equity                            384,711
                                                            ---------------
              Total Liabilities and Stockholders' Equity    $       475,223
                                                            ===============
        See The Accompanying Selected Information to Unaudited Condensed
                       Consolidated Financial Statements
                        iVIDEONOW, INC. AND SUBSIDIARIES
                         (Formerly Known as DIGS, Inc.)
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE QUARTERS AND YEAR-TO-DATE PERIODS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                For the Quarter Ended          For The Year-To-Date Periods
                                         June 30,                       Ended June 30,
                            -------------------------------   -------------------------------
                                   2001            2000              2001           2000
                            --------------    -------------   -------------    --------------
REVENUE                      $      17,900   $     119,625     $    130,917    $    333,905

COST OF SALES                       55,512          18,259          118,065          89,372
                            --------------  --------------    -------------   -------------
   Gross Profit/(Loss)             (37,612)        101,366           12,852         244,533
                            --------------  --------------    -------------   -------------
OPERATING EXPENSES
   Accounting                       12,808           9,176           23,807          36,180
   Legal                             4,451          21,366            4,635          52,756
   Marketing                        10,556          47,652           30,611          56,029
   Outside services                  4,438          12,340           15,710          40,630
   Payroll                         186,497         169,235          395,433         293,121
   Rent                             21,807          25,150           46,726          43,839
   Other                            91,172         108,329          210,906         165,286
                            --------------  --------------    -------------   -------------
    Total Operating Expenses       331,729         393,248          727,828         687,841
                            --------------  --------------    -------------   -------------
   Income/(Loss) from Operations  (369,341)       (291,882)        (714,976)       (443,308)

OTHER INCOME/(EXPENSE)
    Rental income                    4,860           3,000            9,720           6,000
    Interest income                     --          13,391            5,979          13,391
    Other expense                     (612)         (1,475)              --          (5,276)
                            --------------  --------------    -------------   -------------
   Income/(Loss) Before Taxes     (365,093)       (276,966)        (699,277)       (429,193)

(PROVISION) FOR INCOME TAXES            --          (1,600)          (1,600)         (2,400)
                            --------------  --------------    -------------   -------------
   Net Income/(Loss)              (365,093)       (278,566)        (700,877)       (431,593)

OTHER COMPREHENSIVE INCOME
  (LOSS) (net of tax)Unrealized
holding\gain/(loss) on investments      --         (60,000)              --         (36,875)
                            --------------  --------------    -------------   -------------
  Comprehensive Income/(Loss)$    (365,093)  $    (338,566)    $   (700,877)   $   (468,468)
                            ==============  ==============    =============   =============
(Loss) per share and common
   share equivalents         $        (.05)  $        (.05)    $       (.10)   $       (.07)
                            ==============  ==============    =============   =============
Weighted average common
   shares outstanding            7,044,235       6,649,864        6,848,631       6,649,864
                            ==============  ==============    =============   =============

        See The Accompanying Selected Information to Unaudited Condensed
                       Consolidated Financial Statements
                        iVIDEONOW, INC. AND SUBSIDIARIES
                         (Formerly Known as DIGS, Inc.)
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE YEAR-TO-DATE PERIODS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                       2001            2000
                                                  ------------  --------------
CASH FLOWS PROVIDED (USED) BY
 OPERATING ACTIVITIES:
  Net (loss)                                      $  (700,877)   $    (431,593)
   Adjustments to reconcile net (loss)
    to net cash provided (used) by
    operating activities:
   Amortization and depreciation                       75,917           28,211
   Decrease in accounts receivable                     55,785           12,695
   Increase (decrease) in current
    liabilities and accrued expenses                   25,862          (23,925)
   (Decrease) in deferred rent credit                      --          (10,000)
   (Increase) in deposits                                  --             (922)
                                                  -----------    -------------
     Net Cash Flows (Used) by Operating Activities   (543,313)        (425,534)
                                                  -----------    -------------
CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
   Acquisition of property and equipment              (96,167)        (105,550)
   (Increase) in program development cost             (16,280)         (69,127)
   (Increase) in loan receivable - officer            (29,044)         (23,601)
                                                  -----------    -------------
     Net Cash Flows (Used ) by Investing Activities  (141,491)        (198,278)
                                                  -----------    -------------
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
   Issuance of convertible preferred stock                 --        2,230,000
   Proceeds from short term loan                           --          150,000
   Proceeds from short term loan - officer                 --           30,000
   Principal payment of short term loan - officer          --          (30,000)
   Principal payment of short term debt                    --         (450,000)
                                                  -----------    -------------
     Net Cash Flows Provided by Financing Activities       --        1,930,000
                                                  -----------    -------------
NET INCREASE (DECREASE) IN CASH                      (684,804)       1,306,188

CASH AT THE BEGINNING OF THE PERIODS                  682,123          106,095
                                                  -----------    -------------
CASH AT THE END OF THE PERIODS                    $    (2,681)   $   1,412,283
                                                  ===========    =============
ADDITIONAL DISCLOSURES:
    Interest paid                                 $        --    $       6,147
                                                  ===========    =============
    Income taxes paid                             $     1,600    $       2,400
                                                  ===========    =============

        See The Accompanying Selected Information to Unaudited Condensed
                       Consolidated Financial Statements
                        iVIDEONOW, INC. AND SUBSIDIARIES
                         (Formerly Known as DIGS, Inc.)
                              SELECTED INFORMATION
          Substantially All Disclosures Required By Generally Accepted
                     Accounting Principles are Not Included
                                  JUNE 30, 2001

NOTE 1 - MANAGEMENT'S STATEMENT

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of iVideoNow, Inc. and Subsidiaries (the Company) at June 30, 2001, the results of operations for the quarter and year-to-date periods ended June 30, 2001 and 2000, and cash flows for the year-to-date periods ended June 30, 2001 and 2000.

     The notes to the Condensed Consolidated Financial Statements which are incorporated by reference into the 2000 Form 10 KSB should be read in conjunction with these Condensed Consolidated Financial Statements.

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

NOTE 4 - STOCKHOLDERS' EQUITY

Common Stock

     In connection with the March 14, 2000 private placement of convertible preferred stock, the Company issued 100,000 warrants to the buyers and 200,000 warrants to the underwriters. Each warrant may be converted into one share of new common stock at an exercise price equal to 110% of the closing bid price of the common stock on March 14, 2000. The warrants expire on May 13, 2003. As of June 30, 2001, all 300,000 warrants remained outstanding.

Preferred Stock

     In connection with the March 14, 2000 private placement of convertible preferred stock, the Company has 2,500 shares of Series "A" Convertible
Preferred Stock, par value of $0.01 outstanding as of June 30, 2000. The preferred shares are convertible, in whole or in part, at the option of the holders thereof, into non-assessable shares of common stock. Upon conversion, the number of common stock shares received for each preferred share will be calculated by dividing the conversion amount by the conversion price. The conversion amount is the sum of any accrued and unpaid dividends plus the stated value of $1,000 per preferred share. The conversion price would be either 125% of the closing bid price on the issuance date, or the average of 75% of the lowest closing bid prices of the common stock during any three (3) trading days during the twenty (20) consecutive trading days ending on and including any date of determination, whichever is lower.

                        iVIDEONOW, INC. AND SUBSIDIARIES
                         (Formerly Known as DIGS, Inc.)
                              SELECTED INFORMATION
          Substantially All Disclosures Required By Generally Accepted
                     Accounting Principles are Not Included
                                  JUNE 30, 2001

NOTE 4 - STOCKHOLDERS' EQUITY (CONTINUED)
Preferred Stock (Continued)

     On June 13, 2001, all the convertible preferred shares relating to the March 14, 2000 private placement were converted into 2,000,000 shares of common stock. The parties holding the preferred shares on that date elected to convert each share of convertible preferred stock into 800 shares of the Company's common stock. Management of the company renegotiated the previously mentioned terms of the original agreement to minimize the diluting effect on ownership associated with the continually falling price of the Company's stock.

The following is an analysis of activities in the Stockholders' Equity for the six months ended June 30, 2001:

                                                                        Comp-
                                                          Additional  rehensive
                        Preferred       Common Stock       Paid-In     Income     Retained
                        -------------- -----------------
                        Shares  Amount  Shares    Amount    Capital    (Loss)     (Deficit)      Balance
                        ------ ------- ---------  ------- ----------- ---------- ------------ -----------
Balance at 12/31/00     2,500   $  25  6,648,631  $ 6,649 $3,712,579  $(119,612) $(2,514,053) $ 1,085,588

June 13, 2001
 Preferred stock
         converted     (2,500)    (25) 2,000,000    2,000     (1,975)        --           --           --

June 30, 2001
         Net (loss)        --      --         --       --         --         --     (700,877)    (700,877)
                       ------   -----  ---------  ------- ----------  ---------  -----------  -----------
Balance at 6/30/01         --   $  --  8,648,631  $ 8,649 $3,710,604  $(119,612) $(3,214,930) $   384,711
                       ======   =====  =========  ======= ==========  =========  ===========  ===========

NOTE 5 - SEGMENT INFORMATION

     Information concerning operations in different lines of business for the quarter and six months ended June 30, 2001 is presented below:

  For the Quarter Ended June 30, 2001         DCP         DXF      Consolidated
------------------------------------------ ---------- ----------- --------------
Net Operating Revenues                     $    (500) $   18,400  $     17,900
Operating Income/(Loss)                     (329,727)    (39,614)     (369,341)
Identifiable Operating Assets                732,189      60,139       792,328
Depreciation and Amortization              $  35,811  $    2,312  $     38,123

  For the Year-to-Date Ended June 30, 2001    DCP         DXF      Consolidated
------------------------------------------ ---------- ----------- --------------
Net Operating Revenues                     $   1,000  $  129,917  $    130,917
Operating Income/(Loss)                     (707,371)     (7,605)     (714,976)
Identifiable Operating Assets                732,189      60,139       792,328
Depreciation and Amortization              $  71,292  $    4,625  $     75,917
                        iVIDEONOW, INC. AND SUBSIDIARIES
                         (Formerly Known as DIGS, Inc.)
                              SELECTED INFORMATION
          Substantially All Disclosures Required By Generally Accepted
                     Accounting Principles are Not Included
                                  JUNE 30, 2001

NOTE 5 - SEGMENT INFORMATION (CONTINUED)

     Identifiable operating assets include cash, available-for-sale securities, trade accounts receivable, and fixed assets.

NOTE 6 - EARNINGS PER SHARE

     Fully diluted per share data is not presented, as the effects would be antidilutive.

NOTE 7 - SUBSEQUENT EVENT

      The Company halted its operations and laid off all of its employees during the month of July 2001. The continual net losses experienced by the Company finally resulted in the expenditure of all its cash reserves. Additional outside financing was sought but never secured. A formal dissolution of the corporate assets is being formulated by its President, Peter Dunn.

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

                              RESULTS OF OPERATIONS
                              ---------------------
     Operations during the six months ended June 30, 2001 resulted in a loss of $714,976 as compared to an operating loss of $443,308 during the same period ended June 30, 2000. Comprehensive losses were $700,877 and $468,468 for the periods June 30, 2001 and June 30, 2000 respectively. Comprehensive amounts include the impact of rental income, interest and unrealized holding gains or losses.

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

Cost of Sales and Operating Expenses
------------------------------------
     Cost of sales as a percent of revenue increased to 90% during the six months ended June 30, 2001 as compared to 27% in the same period of 2000. This increase is primarily a result of an increase in amortization expenses allocated to cost of sales. The increase reflects the amortization of costs associated with developing the iVideoNow System over a two-year period. As a result, the Company's gross profit decreased to $12,852 during the period ended June 30 2001 from $244,533 of revenue during the same period of 2000.

                        iVIDEONOW, INC. AND SUBSIDIARIES
                         (Formerly Known as DIGS, Inc.)
    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

     Operating expenses during the period ended June 30, 2001 increased to $727,828 as compared to $687,841 during the same period in 2000. The most significant operating expense increase is for payroll. The Company had previously expanded its staff of programmers, marketers and administrators to accommodate and guide the expected growth of the Company as compared to the prior year. Research and development expenses increased as a result of expedited efforts to refine the iVideoNow System as well as research future adaptations of the system. Professional fees (accounting and legal) decreased significantly because the Company did not incur any SB-2 or other registrations fees similar to those incurred for the March 14, 2000 private placement of preferred stock.

Liquidity and Sources of Capital
--------------------------------
     During the six months ended June 30, 2001, cash used for operating activities was $543,313, and cash used for investing activities was $141,491. The cash used for operations is a result of a net operating loss as well as changes in accounts receivable and accounts payable. Cash used for investing activities consisted of $96,167 for property and equipment, $16,280 in program development costs and $29,044 in officer advances. Officer advances are short-term notes bearing 5% interest. No additional cash was used or provided through financing activities during the quarter.

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

                                             iVideoNow, Inc.




Dated:  September 14, 2001             By:   /s/ Peter B. Dunn
        ------------------------             --------------------------
                                             Peter B. Dunn, President