Form 10KSB/A
period 1999-12-31
DIGS INC
filed 2001-10-12
CIK 1088529

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

-----------------------

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


List of Financial Statements.

The following financial statements of Digs, Inc. and Subsidiaries are included in Item 7:

Consolidated Balance Sheets                                                             F-3

Consolidated Statements of Operations                                                   F-4

Consolidated Statements of Stockholders' Equity                                         F-5

Consolidated Statements of Cash Flows                                                   F-6

Notes to Consolidated Financial Statements                                              F-8


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
-----------------------------------------------------------------------------

     None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
---------------------------------------------------------------------
        COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
        -------------------------------------------------

         Set forth below is information with respect to our directors and executive officers as of March 29, 2000.

         Name                      Position With                       Age
                                      Company
----------------------  ---------------------------------------   ------------
Peter B. Dunn           President and Director                         60
Allen Dunn              Chief Operating Officer and Director           32
David Fleming           Secretary and Director                         49

Peter B. Dunn founded  founded  Digital  Corporate  Profiles,  Inc.  ("DCP"),  a
-------------
wholly-owned subsidiary of DIGS, Inc., in July 1996. Since that time Mr. Dunn has served the Company in various capacities including Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Treasurer. His duties with the Company have changed over time as the Company has grown and additional key personnel have joined the Company. Currently, Mr. Dunn is CEO and President of DIGS, Inc., a position he has held since November 1998. From 1987 to 1996, Mr. Dunn was President of Lucky Dog Productions where he produced, directed and wrote golf television shows/videos, commercials, cable television pilots and made for television movies. Clients included Paramount Home Video, Classic Golf International and British Broadcasting Corp. From 1980 to 1987, Mr. Dunn was President of International Special Promotions (ISP), a special event marketing company with a client base that included Coca-Cola, R.J. Reynolds and Proctor and Gamble. From 1972 to 1980, Mr. Dunn was CEO of Western Corporate Services, Inc., which he founded in 1972. Western Corporate Services is the owner of U.S. Stock Transfer, the third largest independent stock transfer agency in the United States.

Allen Dunn joined Digital Corporate Profiles, a wholly-owned subsidiary of DIGS,
----------
Inc., as a computer programmer at DCP's inception in July 1996. Mr. Dunn has been serving as Chief Operating Officer of the Company since November 1998. Prior to becoming Chief Operating Officer, Mr. Dunn also served the Company as Chief Programmer as well as Director of Sales and Marketing. From June 1994 to June 1996, Mr. Dunn was a freelance computer programmer. Mr. Dunn received a

Bachelor of Arts in Economics from California State University of Northridge in 1993. In addition, Mr. Dunn is an alumnus of the University of Colorado School of Astrophysics and Atmospherics. Mr. Dunn is currently pursuing an advanced degree in computer science.

David Fleming  joined the Board of Directors of Digital  Corporate  Profiles,  a
-------------
wholly-owned subsidiary of DIGS, Inc., in 1996. In November 1998, Mr. Fleming became Secretary of DIGS, Inc., and Chief Officer of its graphic design subsidiary, DXF. Prior to joining DXF, Mr. Fleming was managing partner of DGF Design, a privately owned graphic arts company. Mr. Fleming was managing partner of DGF Design from 1992 until the time he joined DXF.

Board Meetings and Committees
-----------------------------

The Board of Directors of the Company held a total of two meetings and acted by unanimous consent on approximately two occasions during the fiscal year ended December 31, 1999. No director attended fewer than 75% of the aggregate of all meetings of the Board of Directors. The Board currently has no committee.

None of the Directors of the Company who are currently employed full time by the Company are paid any compensation for their services as a director. Except for Allen Dunn being the son of Peter B. Dunn, no family relationships exist between any of the executive officers or directors of the Company.

Compliance with Section 16(s) of the Exchange Act
-------------------------------------------------

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of its Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission ("SEC") and each exchange on which the Company's securities are registered. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all ownership forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain persons that no Form 5 was required for those persons, the Company believes that, during the year ended December 31, 1999, officers, directors, and greater than ten percent beneficial owners complied with all applicable filing requirements.


ITEM 10.  EXECUTIVE COMPENSATION.
--------------------------------

The following table sets forth the compensation of the Company's Chief Executive Officer during the last three complete fiscal years. No other officers received annual compensation in excess of $100,000 during the last completed fiscal year.

                           Summary Compensation Table

                              Annual Compensation                           Long Term Compensation
                    ----------------------------------- -------------------------------------------------
                                           Other Annual   Restricted   Securities     LTIP      All Other
                                  Bonus    Compensation     Stock      Underlying    Payout   Compensation
                 Year   Salary     ($)         ($)        Awards ($)    Options (#)   ($)         ($)
                ----- ---------- -------- ------------- ------------ -------------- -------  -------------
Peter B. Dunn   1999    116,000     0          7,920         0            100,000       0           0
                1998     80,000     0          6,174         0               0          0           0
                1997      5,000     0            N/A         0               0          0           0

On January 2, 1999, pursuant to the 1999 Stock Incentive Plan, stock options were granted to Peter Dunn, Allen Dunn and David Fleming to purchase 100,000, 62,000 and 50,000 respectively. The exercise price of Peter Dunn's options are $5.50 per share and expire five years from the grant date. The exercise price of Allen Dunn's and David Fleming's options are $5.00 per share and expire ten years from the grant date. As of March 31, 2000, no options have been exercised.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

         The following table sets forth information concerning ownership of the Company's Common Stock as of March 29, 2000, by (a) each director of the Company, (b) each person known to the Company to be a beneficial owner of more than five percent (5%) of its Common Stock, (c) each person named in the Summary Compensation Table, and (d) all executive officers and directors of the Company as a group.

                         Name and Title                    Number of     Percent
                                                             Shares     of Class
------------------------------------------------------     ---------    --------
Peter B. Dunn, President and Director                      1,330,500       20.0%
Allen Dunn, Vice President , COO and Director                165,000        2.5%
David Fleming, Director                                      120,000        1.8%
Allen Kelsey Grammar Trust                                   450,000        6.8%
Worldwide Insurance Consultants                              439,992        6.6%
First Capital Network 1                                      439,992        6.6%
Jamie Mazur 2                                                219,996        3.3%
Jennifer Mazur 2                                             219,996        3.3%
Emily Mazur 2                                                219,996        3.3%
Trent Mazur 2                                                219,996        3.3%
Officers and Directors as a Group (3 individuals)          1,615,500       24.3%

--------------------
1 First Capital Network and Worldwide Insurance Consultants are subsidiaries of Corporate Financial Enterprises. Mr. Regis Possino is an officer and principal shareholder of Corporate Financial Enterprises and is deemed to be the beneficial owner of these shares.

2 Emily and Trent Mazur are minors. Their shares are held by Michelle Mazur, their mother, as custodian.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

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

         In 1999, DXF loaned $30,000 to its President, David Fleming. The loan bears an annual interest rate of 5% and is due on July 30, 2000. In addition, in 1998 and 1999, iVideoNow paid its Secretary, David Fleming, $9,000 and $10,316, respectively, for professional graphic art services provided by Mr. Fleming to iVideoNow prior to the formation of DXF Design, Inc.


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

              (iii) Placement Agreement by and between Digs, Inc., and May Davis Group, Inc., dated March 14, 2000.

              (iv) Securities Purchase Agreement by and between Digs, Inc. and Calp II L.P., dated March 14, 2000.

              (v) Warrant to Purchase Common Stock by and between Digs, Inc., and May Davis Group, Inc., dated March 14, 2000.

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


                                                       DIGS, INC.



                                                       By: /s/ PETER B. DUNN
                                                       -------------------------
                                                       Peter B. Dunn
                                                       President


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities indicated on the 10th day of October 2001.


Signatures                                                    Title


/s/ PETER DUNN                               President, Chief Financial Officer,
--------------                               Secretary and Director
    Peter Dunn

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