Form 10QSB
period 2001-09-30
DIGS INC
filed 2001-11-19
CIK 1088529

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2001

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                           Commission File No. 0-26351


                                 iVIDEONOW, INC.
                              (formerly DIGS, Inc.)
            --------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


              Delaware                                      95-4603237
---------------------------------------           -----------------------------
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation of organization                      Identification No.)



          17327 VENTURA BOULEVARD, SUITE 200, ENCINO, CALIFORNIA 91316
  -----------------------------------------------------------------------------
                      Address of principal executive office


                                 (818) 995-3650
                       ----------------------------------
                            Issuer's telephone number

Check whether the issuer has (1) filed all reports required by Section 12 or 5(d) of the Exchange Act during the past 12 months, and (2) been subject to such filing requirements for the past ninety (90) days. Yes ( X ) No ( )


     As  of  September  30,  2001,   8,648,631   shares  of  Common  Stock  were
outstanding.

                        iVideoNow, inc., and SuBSIDIARIES
                         (Formerly Known as DIGS, INC.)






                                      INDEX

                                                                     Pages
                                                                     -----

PART I - FINANCIAL INFORMATION..........................................3
   ITEM 1 - Financial Statements........................................3
            Independent Accountants Report..............................3
            Financial Statements........................................4
   ITEM 2 - Management's Discussion and Analysis of
            Financial Condition and Results of Operations...............5

PART II - Other Information.............................................6

                         INDEPENDENT ACCOUNTANTS' REPORT
                        iVIDEONOW, INC. AND SUBSIDIARIES
                         (Formerly Known as DIGS, Inc.)
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                        iVIDEONOW, INC. AND SUBSIDIARIES
                         (Formerly Known as DIGS, Inc.)
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

PART II.  OTHER INFORMATION

Item 5.  Other Information

On August _____, 2001, the Company sold all of the capital stock of DXF, Inc. ("DXF"), its wholly-owned subsidiary, to David Fleming, President of DXF, for assumption of all DXF's liabilities and a $25,000 promissory note.

On September 27, 2001, the Company sold all of the capital stock of Digital Corporate Profiles, Inc. ("Digital"), to Pamela Jean Gerber, a non-affiliated individual, for assumption of all DXF's liabilities and a $25,000 promissory note.

Subsequent Event
----------------
On November 6, 2001, the Company entered into a Securities Purchase Agreement with Kevin R. Keating for the sale of 11,000,000 shares of the Company's Common Stock in consideration of $220,000. The closing of the sale is subject to certain covenants and representations, including the elimination of all liabilities, the cancellation of all outstanding warrants, and the approval by a majority of the shareholders. The Company is in the process of addressing all of these conditions precedent to closing; however, there is no assurance that any of the conditions can be resolved or that a closing will be effected.

Item 6.  Exhibits and Reports on Form 8-K

         (a)......Exhibits

                    3.1(a)    Amendment  to  Articles  of  Incorporation   dated
                              __________, changing the Registrant's name to iVideoNow, Inc.

                    10.9 Sale and Purchase of Shares Agreement dated August 31, 2001, between the Registrant and David Fleming

                    10.10     Sale  and  Purchase  of  Shares   Agreement  dated
                              September 6, 2001, between the Registrant and Pamela Jean Gerber

                    10.11 Securities Purchase Agreement dated November 6, 2001, between the Registrant and Kevin R. Keating


         (b)......Reports on Form 8-K

         .........None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused his report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 19, 2001                  iVideoNow, Inc.


                                           By:
                                              ---------------------------------
                                              Peter B. Dunn, President