Form 10QSB/A
period 2001-09-30
DIGS INC
filed 2001-11-21
CIK 1088529

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





                                      INDEX




                                                                         Pages
                                                                       ---------
PART I: FINANCIAL INFORMATION

  ITEM 1 - Financial Statements

      Independent Accountants' Report                                       3

      Condensed Consolidated Balance Sheet (Unaudited)
      as of September 30, 2001                                              4

      Condensed Consolidated Statements of Operations (Unaudited)
      For the Quarters and Year-to-Date Periods Ended
      September 30, 2001 and 2000                                           5

      Condensed Consolidated Statements of Cash Flows (Unaudited)
      For the Year-to-Date Periods Ended September 30, 2001 and 2000      6 - 7

      Selected Information - Substantially All Disclosures Required
      by Generally Accepted Accounting Principles are Not Included        8 - 11

  ITEM 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        12 - 13

                         INDEPENDENT ACCOUNTANTS' REPORT





November 19, 2001


To The Board of Directors and Stockholders of iVideoNow, Inc. and Subsidiary
Encino, California

We have reviewed the accompanying condensed consolidated balance sheet of iVideoNow, Inc. and Subsidiary as of September 30, 2001, the related condensed consolidated statements of operations for the quarter and year-to-date periods ended September 30, 2001 and 2000, and the condensed consolidated statements of cash flows for the year-to-date periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Corporation's management.

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





CALDWELL, BECKER, DERVIN, PETRICK & CO., L.L.P.
Woodland Hills, California
                         iVIDEONOW, INC. AND SUBSIDIARY
                         (Formerly Known as DIGS, Inc.)
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


                                     ASSETS

CURRENT ASSETS
     Investments                                              $          25,010

PROGRAM DEVELOPMENT COSTS,
  net of accumulated amortization of $316,262                                --

LONG-TERM ASSETS
     Notes receivable, including interest of $167                        50,167
                                                              -----------------

              Total Assets                                    $          75,177
                                                              =================


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Accounts payable                                         $         155,571
                                                              -----------------

STOCKHOLDERS' EQUITY
     Preferred stock, par value $.01 per share; 20,000,000
       shares authorized, 0 shares issued and outstanding                    --
     Common stock, par value $.001 per share; 80,000,000
       shares authorized, 8,648,631 shares issued and
       outstanding                                                        8,649
     Additional paid-in capital                                       3,710,604
     Accumulated other comprehensive (loss)                            (119,612)
     Accumulated (deficit)                                           (3,680,035)
                                                              -----------------

              Total Stockholders' (Deficit)                             (80,394)
                                                              -----------------

              Total Liabilities and Stockholders' (Deficit)   $          75,177
                                                              =================


                  See the Accompanying Selected Information to
              Unaudited Condensed Consolidated Financial Statements

                                               iVIDEONOW, INC. AND SUBSIDIARIES
                                                (Formerly Known as DIGS, Inc.)
                                                 PART 1: FINANCIAL INFORMATION
                                                 ITEM 1: FINANCIAL STATEMENTS
                                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE QUARTERS AND YEAR-TO-DATE PERIODS ENDED SEPTEMBER 30, 2001 AND 2000
                                                          (UNAUDITED)

                                                                For the Quarter Ended          For The Year-To-Date Periods
                                                                    September 30,                  Ended September 30,
                                                            -------------------------------   -------------------------------
                                                                 2001            2000              2001           2000
                                                            --------------    -------------   --------------   --------------
REVENUE                                                     $      33,950   $      92,575     $     164,867   $    426,480

COST OF SALES                                                      39,240          66,943           157,305        156,315
                                                            --------------  --------------    --------------  -------------

       Gross Profit/(Loss)                                         (5,290)         25,632             7,562        270,165
                                                            --------------  --------------    --------------  -------------

OPERATING EXPENSES

     Accounting                                                     9,000           4,921            32,807         41,100
     Legal                                                          5,311          32,964             9,946         85,719
     Marketing                                                      2,500           4,790            33,111         90,150
     Outside services                                                  --           9,500            15,710         20,800
     Payroll                                                        8,498         167,564           403,931        460,685
     Rent                                                          20,120          23,613            66,846         67,451
    Other                                                          72,464         137,090           283,370        305,579
                                                            --------------  --------------    --------------  -------------

        Total Operating Expenses                                  117,893         380,442           845,721      1,071,484
                                                            --------------  --------------    --------------  -------------

        Income/(Loss) from Operations                            (123,183)       (354,810)         (838,159)      (801,319)

OTHER INCOME/(EXPENSE)
    Rental income                                                   4,020           4,240            13,740         10,240
    Interest income                                                   167          19,905             6,146         33,296
    Other expense                                                  (1,286)            (53)           (1,286)        (3,728)
    Loss on sale of subsidiaries                                  (42,182)             --           (42,182)            --
    Impairment loss                                              (302,641)             --          (302,641)            --
                                                            --------------  --------------    --------------  -------------

         Income/(Loss) Before Taxes                              (465,105)       (330,718)       (1,164,382)      (761,511)

(PROVISION) FOR INCOME TAXES                                           --              --            (1,600)        (2,400)
                                                            --------------  --------------    --------------  -------------

         Net Income/(Loss)                                       (465,105)       (330,718)       (1,165,982)      (763,911)



OTHER COMPREHENSIVE INCOME, net of tax
     Unrealized holding gain/(loss) on investments                     --         (78,750)               --       (115,625)
                                                            --------------  --------------    --------------  -------------

            Comprehensive Income/(Loss)                     $    (465,105)  $    (409,468)    $  (1,165,982)  $   (879,536)
                                                            ==============  ==============    ==============  =============

(Loss) per share and common share equivalents               $        (.05)  $        (.06)    $        (.16)  $       (.13)
                                                            ==============  ==============    ==============  =============

Weighted average common shares outstanding                      8,648,631       6,649,864         7,447,166      6,649,864
                                                            ==============  ==============    ==============  =============

                  See the Accompanying Selected Information to
              Unaudited Condensed Consolidated Financial Statements
                    iVIDEONOW, INC. AND SUBSIDIARIES
                     (Formerly Known as DIGS, Inc.)
                      PART 1: FINANCIAL INFORMATION
                      ITEM 1: FINANCIAL STATEMENTS
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE YEAR-TO-DATE PERIODS ENDED SEPTEMBER 30, 2001 AND 2000
                               (UNAUDITED)

                                                             2001           2000
                                                        -------------- --------------
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
   Net (loss)                                            $ (1,165,982)  $   (763,911)
    Adjustments to reconcile net (loss) to net cash
    provided (used) by operating activities:
    Amortization and depreciation                              99,659         42,754
    Decrease in accounts receivable                            47,485        (32,601)
    Increase in accounts payable and accrued expenses         168,950          4,853
     (Decrease) in deferred rent credit                            --        (11,667)
     Loss on sale of subsidiaries                              42,182             --
     Impairment loss                                          302,641             --
     (Increase) in accrued interest on notes receivable          (167)            --
     (Increase) in deposits                                    (2,400)          (922)
                                                         ------------   ------------
        Net Cash Flows (Used) by Operating Activities        (507,632)      (761,494)
                                                         ------------   ------------
CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
    Acquisition of property and equipment                     (96,167)      (118,152)
    (Increase) in program development cost                    (49,280)       (86,127)
    (Increase) in loan receivable - officer                   (29,044)       (41,151)
                                                         ------------   ------------
        Net Cash Flows (Used) by Investing Activities        (174,491)      (245,430)
                                                         ------------   ------------
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
    Issuance of convertible preferred stock                        --      2,230,000
    Proceeds from short term loan                                  --        150,000
    Proceeds from short term loan - officer                        --         30,000
    Principal payment of short term loan - officer                 --        (30,000)
    Principal payment of short term debt                           --       (450,000)
                                                         ------------   ------------
        Net Cash Flows Provided by Financing Activities            --      1,930,000
                                                         ------------   ------------
NET INCREASE (DECREASE) IN CASH                              (682,123)       923,076

CASH AT THE BEGINNING OF THE PERIODS                          682,123        106,095
                                                         ------------   ------------
CASH AT THE END OF THE YEAR                              $         --   $  1,029,171
                                                         ============   ============

                  See the Accompanying Selected Information to
              Unaudited Condensed Consolidated Financial Statements
                        iVIDEONOW, INC. AND SUBSIDIARIES
                         (Formerly Known as DIGS, Inc.)
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
         FOR THE YEAR-TO-DATE PERIODS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)


                                                      2001            2000
                                                --------------  --------------
ADDITIONAL DISCLOSURES:
      Cash paid during the year for:

         Interest                                $      1,286    $      6,147
                                                 ============    ============

         Income taxes                            $      1,600    $      2,400
                                                 ============    ============

NONCASH INVESTING AND FINANCING ACTIVITIES:

    Notes receivable from sale of subsidiaries   $     50,000    $         --
                                                 ============    ============





























                  See the Accompanying Selected Information to
              Unaudited Condensed Consolidated Financial Statements
                        iVIDEONOW, INC. AND SUBSIDIARIES
                              SELECTED INFORMATION
          Substantially All Disclosures Required By Generally Accepted
                     Accounting Principles are Not Included
                           SEPTEMBER 30, 2001


NOTE 1 - MANAGEMENT'S STATEMENT

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of iVideoNow, Inc. and Subsidiary (the Company) at September 30, 2001, the results of operations for the quarters and year-to-date periods ended September 30, 2001 and 2000, and cash flows for the year-to-date periods ended September 30, 2001 and 2000.

The notes to the unaudited condensed consolidated financial statements, which are incorporated by reference into the 2001 Form 10KSB, should be read in conjunction with these unaudited condensed consolidated financial statements.

NOTE 2 - BASIS OF PRESENTATION

The Company sold 100% interest in its two subsidiaries, Digital Corporate Profiles, Inc. (DCP) and DXF Design, Inc. (DXF) on September 27, 2001 and on August 31, 2001, respectively (see Note 9). Therefore, the condensed consolidated statements of operations and cash flows for quarter and year to date ended September 30, 2001 represents the consolidated activities of DCP from July 1, 2001 through September 27, 2001 and January 1, 2001 through September 27, 2001, and the activities of DXF from July 1, 2001 through August 31, 2001 and January 1, 2001 through August 31, 2001, respectively. The Company still has a wholly owned subsidiary, Digs Web Video, Inc., which is inactive since inception. The balance sheet as of September 30, 2001 represents the condensed consolidated balance sheets of iVideoNow, Inc. and Digs Web Video, Inc.

NOTE 3 - USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE 4 - RECLASSIFICATIONS

Certain prior year balances have been reclassified to conform to the current year's presentation.

                        iVIDEONOW, INC. AND SUBSIDIARIES
                              SELECTED INFORMATION
          Substantially All Disclosures Required By Generally Accepted
                     Accounting Principles are Not Included
                           SEPTEMBER 30, 2001


NOTE 5 - STOCKHOLDERS' EQUITY

Common Stock

In connection with the March 14, 2000 private placement of convertible preferred stock, the Company issued 100,000 warrants to the buyers and 200,000 warrants to the underwriters. Each warrant may be converted into one share of new common stock at an exercise price equal to 110% of the closing bid price of the common stock on March 14, 2000. The warrants expire on May 13, 2003. As of September 30, 2001, all 300,000 warrants remained outstanding.

Preferred Stock

In connection with the March 14, 2000 private placement of convertible preferred stock, the Company has 2,500 shares of Series "A" Convertible Preferred Stock, par value of $0.01 outstanding as of September 30, 2001. The preferred shares are convertible, in whole or in part, at the option of the holders thereof, into non-assessable shares of common stock. Upon conversion, the number of common stock shares received for each preferred share will be calculated by dividing the conversion amount by the conversion price. The conversion amount is the sum of any accrued and unpaid dividends plus the stated value of $1,000 per preferred share.

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

The following is an analysis of activities in the Stockholders' Equity for the quarters and year-to-date periods ended September 30, 2001:

                        iVIDEONOW, INC. AND SUBSIDIARIES
                              SELECTED INFORMATION
          Substantially All Disclosures Required By Generally Accepted
                     Accounting Principles are Not Included
                           SEPTEMBER 30, 2001

                                                                           Comp-
                                Preferred      Common Stock   Additional rehensive
                             -------------- ------------------ Paid-In    Income     Retained
                             Shares Amount   Shares    Amount  Capital    (Loss)     (Deficit)     Balance
                             ------ ------- ---------  ------ ---------- ---------- ------------ ----------
      Balance at December     2,500 $  25   6,648,631  $6,649 $3,712,579 $(119,612) $(2,514,053) $1,085,588
      31, 2000

      June 13, 2001
          Preferred stock    (2,500)  (25)  2,000,000   2,000     (1,975)       --           --          --
          converted

      September 30, 2001
          Net (loss)             --    --          --      --         --        --   (1,165,982)  (1,165,982)
                             ------ -----   ---------  ------ ---------- ---------  -----------  -----------
      Balance at September       -- $  --   8,648,631  $8,649 $3,710,604 $(119,612) $(3,680,035) $   (80,394)
      30, 2001               ====== =====   =========  ====== ========== =========  ===========  ===========

NOTE 6 - SEGMENT INFORMATION

Information concerning operations in different lines of business for the quarter and year-to-date periods ended September 30, 2001 is presented below:

      For the Quarter Ended September 30, 2001     DCP/iVideo      DXF       Consolidated
-----------------------------------------------  -------------- ----------- ---------------

Net Operating Revenues                           $         --   $  33,950   $   33,950
Operating Income/(Loss)                              (157,494)     34,311     (123,183)
Identifiable Operating Assets                          25,010          --       25,010
Depreciation and Amortization                    $     22,176   $   1,566   $   23,742


 For the Year-to-Date Ended September 30, 2001     DCP/iVideo      DXF       Consolidated
-----------------------------------------------  -------------- ----------- ---------------

Net Operating Revenues                           $      1,000    $163,867   $  164,867
Operating Income/(Loss)                              (864,865)     26,706     (838,159)
Identifiable Operating Assets                          25,010          --       25,010
Depreciation and Amortization                    $     93,468    $  6,191   $   99,659

Identifiable operating assets include cash, available-for-sale securities, trade accounts receivable, and fixed assets.

                        iVIDEONOW, INC. AND SUBSIDIARIES
                              SELECTED INFORMATION
          Substantially All Disclosures Required By Generally Accepted
                     Accounting Principles are Not Included
                           SEPTEMBER 30, 2001

NOTE 7 - EARNINGS PER SHARE

Fully diluted per share data is not presented, as the effects would be antidilutive.

NOTE 8 - DISCONTINUANCE OF OPERATIONS

The Company halted its operations and laid off all of its employees during the month of July 2001. The continual net losses experienced by the Company finally resulted in the expenditure of all its cash reserves. Additional outside financing was sought but never secured. On August 31, 2001 and September 27, 2001, the Company sold its subsidiaries DXF Design, Inc. and Digital Corporate Profiles, Inc., respectively (See Note 9). The Company's President is discussing a possible merger with potential investors.

NOTE 9 - SALE OF SUBSIDIARIES

On August 31, 2001, the Company sold 100% interest in DXF Design, Inc. (DXF) to its officer, David Flemming, for a $25,000 note receivable. The note is secured by 1,000 shares of DXF's common stock, which represent 100% interest,. The note has an 8% interest rate and is due on December 31, 2006.

On September 27, 2001, the Company sold 1,000 common shares of Digital Corporate Profiles, Inc. (DCP), which represent 100% interest in DCP, for a $25,000 note receivable to an unrelated party. The note is secured by 1,000 shares DCP's common stock. The note has an 8% interest rate and is due on December 31, 2006.

NOTE 10 - IMPAIRMENT LOSS

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, and the effects of obsolescence, demand, and other economic factors. Based on this assessment, the Company recorded an impairment loss of $302,641, which includes substantially all of its assets including computer equipment, computer software, furniture and fixtures, leasehold improvements, and program development costs at September 30, 2001.

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

                               FINANCIAL CONDITION
                               -------------------
The financial condition of the Company at December 31, 2000 resulted in our auditors expressing a going concern in their audit report due to inadequate cash reserves. In July 2001 the Company used the last of its cash reserves and had to halt its operations and lay-off all of its employees. On August 31, 2001 and September 27, 2001, the Company sold its wholly own subsidiaries, DXF Design, Inc. and Digital Corporate Profiles, Inc. for two notes receivable totaling $50,000. The Company's President, Peter Dunn, is discussing with potential investors for a possible merger.

                              RESULTS OF OPERATIONS
                              ---------------------
Operations during the nine months ended September 30, 2001 resulted in a loss of $1,164,381 as compared to an operating loss of $761,511 during the same period ended September 30, 2000. During the nine months period ended September 30, 2001, the Company recorded impairment loss for all of its assets. The impairment loss total $302,641, which represented 26% of the operating loss for the period.

Revenues
--------
Consolidated revenues for the quarter and year-to-date periods ended September 30, 2001 decreased to $33,950 from $92,575 for the same period ended September 30, 2000. The consolidated revenue decrease is the result of no iVideoNow system sales by Digital Corporate Profiles (DCP) and a sharp decline in graphic design services provided by DXF Design (DXF). DCP's efforts to market and sell its Internet video application, the iVideoNow System was not successful. DXF's revenues decreased due to lost clients. These particular clients began to perform their own art design in-house as opposed to using DXF's independent services.

Cost of Sales and Operating Expenses
------------------------------------
Cost of sales as a percent of revenue increased to 116% during the quarter and year-to-date periods ended September 30, 2001 as compared to 72% in the same
                         iVIDEONOW, INC. AND SUBSIDIARY
                         (Formerly Known as DIGS, Inc.)
    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

period of 2000. This increase is primarily a result of an increase in amortization expenses allocated to cost of sales. The increase reflects the amortization of costs associated with developing the iVideoNow System over a two-year period. In addition, the changes also caused by the decrease of revenue while some of the fix costs still remain the same. As a result, the Company's gross profit decreased to negative $5,290 during the period ended September 30, 2001 from $25,632 of revenue during the same period of 2000.

Operating expenses during the period ended September 30, 2001 decreased to $845,720 as compared to $1,071,484 during the same period in 2000. The most significant operating expense decrease for the quarter was payroll as the Company ceased its operation during the month of July. The Company had previously expanded its staff of programmers, marketers and administrators to accommodate and guide the expected growth of the Company as compared to the prior year. Research and development expenses increased as a result of expedited efforts to refine the iVideoNow System as well as research future adaptations of the system. Professional fees (accounting and legal) decreased significantly because the Company did not incur any SB-2 or other registrations fees similar to those incurred for the March 14, 2000 private placement of preferred stock.

Liquidity and Sources of Capital
--------------------------------
During the year-to-date period ended September 30, 2001, cash used for operating activities was $507,632, and cash used for investing activities was $174,491. The cash used for operations is a result of a net operating loss as well as changes in accounts receivable, accounts payable, impairment loss, and loss on sale of subsidiaries. Cash used for investing activities consisted of $96,167 for property and equipment, $49,280 in program development costs and $29,044 in officer advances. Officer advances are short-term notes bearing 5% interest. No additional cash was used or provided through financing activities during the nine months period.

                                     OUTLOOK
                                     -------
The Company's efforts to market and sell the iVideoNow System proved to be unsuccessful. In July 2001 the company laid off all of its employees, halted operations and began to seek potential candidates for possible merger or acquisition. At the end of the quarter, several possibilities were under consideration.

PART II.  OTHER INFORMATION

Item 5.  Other Information

Name Change
-----------

In accordance with the approval of the Board of Directors and a majority of the shareholders, on June 8, 2000, the anme of the Company was changed to iVideoNow, Inc.

Sale of Subsidiaries
--------------------

On August 31, 2001, the Company sold all of the capital stock of DXF, Inc. ("DXF"), its wholly-owned subsidiary, to David Fleming, President of DXF, for assumption of all DXF's liabilities and a $25,000 promissory note.

On September 27, 2001, the Company sold all of the capital stock of Digital Corporate Profiles, Inc. ("Digital"), to Pamela Jean Gerber, a non-affiliated individual, for assumption of all DXF's Digital's liabilities and a $25,000 promissory note.




Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                    3.1(a)    Amendment  to  Articles  of  Incorporation   dated
                              June 8, 2000, changing the Registrant's name to iVideoNow, Inc.

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

Dated: November 19, 2001                  iVideoNow, Inc.


                                           By: /s/ Peter B. Dunn
                                              ---------------------------------
                                              Peter B. Dunn, President