Form 10QSB
period 2001-10-31
IVIDEONOW INC
filed 2001-12-26
CIK 1088529

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

      (X) Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended October 31, 2001

      ( ) Transition Report pursuant to Section 13 or 15 (d) of the Securities
          Exchange Act of 1934.

              For the transaction period from _________to_________

                        Commission File Number: 0-28514


                          TREASURY INTERNATIONAL, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                            98-0160284
-------------------------------                           --------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                             Identification No.)

                     422 Montana Ave. Libby, Montana  59923
                ------------------------------------------------
                    (Address of principal executive offices)

                                 (406) 293-7299
                                 --------------
                           (Issuer's telephone number)


          303 52nd Avenue, West Claresholm, Alberta, Canada  T0L 0T0
--------------------------------------------------------------------------------
(Former Name,Former Address and Former Fiscal Year,if Changed Since Last Report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X              No
    ------              ------

     As of October 31, 2001 4,421,216 shares of the registrant's common stock were outstanding.

Bromberg & Associate                         1183 Finch Ave. West, Suite 305
                                             Toronto, Ontario M3J 2G2
                                             Phone: (416) 663-7521
Chartered Accountants                        Fax:   (416) 663-1546


ACCOUNTANTS' REVIEW REPORT

         Board of Directors and Shareholders
         Treasury International, Inc.

              We have reviewed the accompanying interim consolidated balance sheets of Treasury International, Inc. as at October 31, 2001, and the interim consolidated statements of operations, and cash flows for the period then ended in accordance with statements on standards for accounting and review services issued by the American Institute of Certified Public Accountants. All information included in these interim consolidated financial statements is the representation of management of Treasury International, Inc.

              A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted audited standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

              Based on our review, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements in order for them to be in conformity with generally accepted accounting principles.

                                                         BROMBERG & ASSOCIATE
                                                         CHARTERED ACCOUNTANTS



            TORONTO, ONTARIO
            December 14, 2001
            Libby, Montana
            October 31, 2001

                          TREASURY INTERNATIONAL, INC.

                       INTERIM CONSOLIDATED BALANCE SHEET

                             AS AT October 31, 2001

                                   (UNAUDITED)


ASSETS

                                            October 31, 2001   January 31, 2001

CURRENT ASSETS
  Accounts Receivable                            ---                 $ 46,813
  Securities Available for Sale(Note 3)        $183,131              $142,250
  Due from Wexcap Group                        $  3,000                $3,000
  Sundry Assets                                  $2,750               $12,672
--------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                           $188,881              $204,735

Goodwill                                         ---                 $172,089
Long Term Investments(Note 4)                  $250,266               $88,266
Capital Assets (Notes 2c & 5)                   $ 4,796               $26,787
--------------------------------------------------------------------------------
TOTAL ASSETS                                  $ 443,943              $491,877
--------------------------------------------------------------------------------

LIABILITIES

CURRENT LIABILITIES
  Bank Indebtedness                            $ 22,797               $61,104
  Account Payable and Accrued Liabilities       $36,799              $152,250
  Current portion of long-term debt (Note 6)  $ 339,457              $346,369
--------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                     $ 399,053              $559,723

Long Term Debt (Note 6)                       $ 588,317              $477,003
Loans Due To Officers & Directors                ---                 $309,771
--------------------------------------------------------------------------------
TOTAL LIABILITIES                             $ 987,370            $1,346,497
--------------------------------------------------------------------------------

                          TREASURY INTERNATIONAL, INC.

                       INTERIM CONSOLIDATED BALANCE SHEET

                             AS AT October 31, 2001


SHAREHOLDER'S EQUITY                        October 31, 2001  January 31, 2001


SHARE CAPITAL
Authorized - 100,000,000 common shares
Issued - 4,421,216 common shares                  $38,823             $9,271
Contributed Surplus (Note 8)                   $5,538,160         $4,772,162
Deficit                                       ($6,120,410)       ($5,576,867)
--------------------------------------------------------------------------------
TOTAL SHAREHOLDERS EQUITY                       ($543,427)         ($795,434)
--------------------------------------------------------------------------------
Accumulated Other Deficit (Note 3)                 ---              ($59,186)
--------------------------------------------------------------------------------
TOTAL LIABILITIES &
SHAREHOLDER'S EQUITY                             $443,943           $491,877
--------------------------------------------------------------------------------

                          TREASURY INTERNATIONAL, INC.


                    INTERIM CONSOLIDATED STATEMENT OF DEFICIT


                FOR THE NINE MONTH PERIOD ENDED October 31, 2001


                                   (UNAUDITED)


                                          October 31, 2001   October 31, 2000


Balance, beginning of period                 $ 5,576,867           $4,252,939

Net Loss for the period                      $   543,543           $1,192,147
                                             -----------           ----------

Balance, end of period                       $ 6,120,410           $5,445,086
                                             -----------           ----------

                          TREASURY INTERNATIONAL, INC.


                  INTERIM CONSOLIDATED STATEMENT OF OPERATIONS


                FOR THE NINE MONTH PERIOD ENDED October 31, 2001


                                   (UNAUDITED)


                                             October 31, 2001  October 31, 2000


REVENUE                                            42,067             253,210
--------------------------------------------------------------------------------

COST OF GOODS SOLD                                 41,362             196,250
--------------------------------------------------------------------------------

GROSS PROFIT                                          705              56,930
--------------------------------------------------------------------------------

EXPENSES
     Software Development Expense                    7716                 ---

     General and administrative                   459,540           1,211,611
--------------------------------------------------------------------------------
 LOSS from operations before under noted items  ( 466,551)         (1,154,681)
--------------------------------------------------------------------------------

    Loss on Sale of Shares                         20,340                 ---
    Bad debt expense                               15,645                 ---
    Interest Expense                               78,698              20,398
    Amortization                                    6,500              17,068
    ----------------------------------------------------------------------------

    Loss before sale of subsidiary               (587,734)         (1,192,147)
    ----------------------------------------------------------------------------
    Gain on sale of subsidiary (Note 10)           44,191                 ---
    ----------------------------------------------------------------------------
    NET LOSS                                     (543,543)          (1,192,147)
    ----------------------------------------------------------------------------

    Earnings per share                               0.00                 0.00
    ----------------------------------------------------------------------------
    Weighted average number of common shares    4,421,216           91,930,101
    Outstanding
    ----------------------------------------------------------------------------

                          TREASURY INTERNATIONAL, INC.

                        INTERIM CONSOLIDATED STATEMENT OF

                         CHANGES IN SHAREHOLDERS' EQUITY

                FOR THE NINE MONTH PERIOD ENDED OCTOBER 31, 2001

                                   (UNAUDITED)

CAPITAL                                     COMMON     CONTRIBUTED     PAID-IN
                                            SHARES       SURPLUS       CAPITAL
                                            ------       -------       -------
Balance-January 31,2001 (Note7)              927,067    $4,772,162      $9,271

Issued 8,000 shares 0f common stock            8,000       $12,320         $80
in consideration for professional              -----       -------    --------
services of $12,400

Balance-April 30,2001                        935,067    $4,784,482      $9,351

Issued 2,800,000 shares of common          2,800,000      $672,000     $28,000
stock in consideration for the
reduction of notes payable of $500,000
and consulting services of $200,000

Issued 658,149 shares of common              658,149      $162,508      $1,642
stock in consideration for the reduction in notes payable of $164,150

Issued 60,000 shares of common                60,000       $14,850        $150
stock in consideration for professional
services of $15,000

Redemption of 32,000 shares of               (32,000)     ($96,680)      ($320)
common stock on the sale of Compelis
Corporation
--------------------------------------------------------------------------------
Balance- October 31, 2001                  4,421,216    $5,538,160     $38,823
--------------------------------------------------------------------------------

                          TREASURY INTERNATIONAL, INC.

                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS

                FOR THE NINE MONTH PERIOD ENDED OCTOBER 31, 2001

                                   (UNAUDITED)

                                             October 31, 2001  October 31, 2000
Cash flows from operating activities
  Net loss                                       ($543,543)      ($1,192,147)

Adjustment to reconcile net loss to
net cash used in operating activities                  ---          $588,167
  Amortization                                      $6,500           $17,068
  Decrease (Increase) in accounts receivable       $46,813          ($96,300)
  Decrease (Increase) in sundry assets              $9,922          ($19,315)
  Increase in Securities Available for Sale        $26,885               ---
  Increase (decrease) in accounts payable        ($115,451)          $62,968
  ------------------------------------------------------------------------------
Net Cash used for operating activities           ($568,874)        ($639,559)
--------------------------------------------------------------------------------

Cash flows from financing activities
 Deferred Gain and Loss on sale of subsidiary          ---        (2,549,398)
 Loans due to Officers & Directors               ($309,771)         $206,472
 Promissory note receivable                            ---        $2,649,398
 Notes Payable                                    $227,592          $562,324
 Proceeds on issue of common shares              $ 783,150         ($145,171)
 -------------------------------------------------------------------------------
 Cash provided by financing activities            $700,971          $723,625
 -------------------------------------------------------------------------------

 Cash flows from investing activities
  Long Term Investments                          ($162,000)        ($267,853)
  Goodwill                                        $172,089          $200,000
  Purchase (Disposal) of Capital Assets           $ 23,073          ($25,645)
     ---------------------------------------------------------------------------
    Cash used for investing activities             $33,162          ($93,498)
    ----------------------------------------------------------------------------

 Decrease in bank indebtedness                     $38,307           $(9,432)
(Bank indebtedness), beginning of period          ($61,104)         ($56,547)
--------------------------------------------------------------------------------
(Bank indebtedness), end of period                ($22,797)         ($65,979)
--------------------------------------------------------------------------------

                           TREASURY INTERNATIONAL, INC
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             AS AT OCTOBER 31, 2001

1.  Nature of business
         Treasury International, Inc., through its wholly owned subsidiary, Retailport.com, Inc., is involved in business to E-Commerce, Web-enabled Publishing and Internet Portal development.

2.  Summary of Significant accounting policies

     a)  Basis of consolidation
         These consolidated financial statements include the accounts of the company and the revenues and expenses Compelis Corporation, it's wholly owned subsidiary up to June 29,2001, the date of disposition.

     b)  Research and development costs
         The research and development costs relate to the work done in developing an e-commerce software package and an Internet point of sale package, together with database development. These costs are written off as incurred and recorded as software development expense in the statement of operations.

     c)  Capital assets
         Capital assets are recorded at cost less accumulated amortization. Amortization is provided as follows:

         Office equipment                      -20% diminishing balance
         Computer equipment                    -30% diminishing balance

     d)  Revenue Recognition
         Revenue is recognized when customers are invoiced for products shipped by the company.

     e)  Income per share
         Income per share is calculated based on the weighed average number of shares outstanding during the period.

     f)  General
         These financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP), as they relate to these financial statements.

                          TREASURY INTERNATIONAL, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             AS AT OCTOBER 31, 2001



3.  Securities Available for Sale
          The Company owns equity securities in other Corporations that management considers to be strategic or synergistic to the Company's growth. The Securities Available for Sale are recorded at the acquisition cost base which is lower than the fair market value for this reporting period (October 31, 2001) according to the requirements of SFAS 115.

Issuer                              Market  Cost     Unreported Gain, Fair Value
                                                            (Loss)
American Sports History Inc.        OTC BB  $161,946      $43,494      $205,440

Wall Street Financial Corporation   OTC BB    $3,500      ($2,450)       $1,050

Modern Manufacturing, Inc.          OTC BB     $0.00      $60,000       $60,000

Digital Bridge, Inc.                OTC BB   $17,685      ($8,685)      $ 9,000
                                             ----------------------------------
                                            $183,131      $92,359      $275,490
--------------------------------------------------------------------------------

4.  Long Term Investments

               The Company has made certain equity investments in other Corporations that management considers to be strategic or synergistic to the Company's growth.

5.  Capital Assets
                                   October 31, 2001           January 31, 2001
--------------------------------------------------------------------------------
                        Cost   Accumulated      Net book           Net Book
                               Amortization       value             value
--------------------------------------------------------------------------------

Office equipment      $6,578      $5,804           $968              $6,556
Computer equipment   $13,436      $9,414         $4,046             $20,131
--------------------------------------------------------------------------------
                     $20,014     $15,218         $4,796             $26,687
--------------------------------------------------------------------------------

                           TREASURY INTERNATIONAL, INC
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             AS AT OCTOBER 31, 2001



6.  Notes payable
          The notes payable consist of the following:

Due Date                                  Principal Amount
Current (To October 31, 2002)                 $339,457
November 1, 2002 To October 2003              $354,457
November 1, 2002 To October 31, 2004          $154,457
November 1, 2004 To October 31, 2005           $79,403
                                               -------
Total                                         $927,774
                                              --------

The interest rates on the notes are between 7%-10%.

7.  Outstanding shares

            During the period, the Company reverse split its common stock 100:1

8.  Stock Options

          a) Options to purchase shares have been issued under the Employee Benefit Plan Registration Statement, registered February 25, 1998, to officers and key employees of the company and its subsidiary. Options outstanding at October 31, 2001 are as follows:

Year Granted          Expiry Date             Price Range       No. of Shares
--------------------------------------------------------------------------------
November 1, 2001      October 31, 2002          $1.10               1,005
--------------------------------------------------------------------------------
Total Outstanding                                                   1,005
--------------------------------------------------------------------------------



9.  Contributed surplus
          Contributed surplus represents the premium paid on the issuance of common shares.

                          TREASURY INTERNATIONAL, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             AS AT OCTOBER 31, 2001


10.  Gain on Sale of Subsidiary

      The Company sold its subsidiary, Compelis Corporation during this period.
                                 Selling Price         $241,000
                                 Cost                  $196,809
                                 ------------------------------
                                 Gain on sale           $44,191
                                 ------------------------------

 11.  Income taxes

          As at October, 2001 the company had a net operating loss carryover of approximately $6,933,220 expiring in various years through 2015.

ITEM 2.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

     This Quarterly Report on Form 10-QSB for the quarterly period ended October 31, 2001 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company's expectations regarding business opportunities and market trends, competition, sales trends, the availability of debt and equity capital to fund the Company's capital requirements, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended October, 2001 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

Overview

     Treasury International, Inc. (the "Company") is a holding company whose objective is to create shareholder value by acquiring and/or developing operations and proprietary assets that generate sustainable revenues and which yield long-term growth potential. The Company's operations are located primarily in North America.

     During the next few years, the Company expects to continue to implement its development strategy. The Company's development strategy includes acquiring operations and assets that meet the following objectives: (i) allow the Company to gain strategic position, (ii) improve asset productively, and (iii) improve growth potential in both emerging technologies and key targeted vertical market sectors. To increase market share, the Company may also attempt to acquire or seek alliances with key competitors and other companies that may have important products and synergies with the Company's existing operations and products.

     The Company's management team has revised both the Company's restructuring plans and the Company's operations. Management believes the Company is now positioned to attract new investment and identify potential acquisition targets.

     The Company's current business is the design, development and delivery of internet-based enterprise management and communication solutions for organizations with less than 500 employees and sales of less than $100,000,000. The Company's products facilitate the sharing of business-critical information between employees, trading partners and customers to streamline processes, to encourage knowledge transfer and to build competitive advantage. The Company's operations include Retailport.com, Inc. and Webco-ops.com, Inc.. The Company also owns the following suite of proprietary software assets and activities known as the Active Business Solutions: ActiveRMS, ActiveCommerce,ActiveCD, ActiveDataBank,ActiveHost and ActiveDesign.


Nine Months Ended October 31, 2001 and 2000
-------------------------------------------
      The Company's results of operations for the nine months ended October 31, 2001 include the operations of Compelis Corporation for the first three months of the period.

      Revenues from operations for the nine months ended October 31, 2001 were $42,067 as compared to $253,210 for the nine months ended October 31, 2000, an decrease of $211,143 or 501.9%. Operating revenues include only the sales activities completed during the period as the Company books its revenue only on the completion of a contract.

     Cost of goods sold was $41,362 or 98.3% of operating revenues for the nine months ended October 31, 2001, as compared to $196,250 of operating revenues for the nine months ended October 31, 2001. The Company's policy is to report all costs of producing its products in the period they are incurred and this negatively impacts its gross margin if corresponding revenues are not recognized in the same reporting period.

     General and administrative expenses decreased to $459,540 for the nine months ended October 31,2001, as compared to $1,211,611 for the nine months ended October 31,2000. General and administrative costs include the normal costs associated with the ongoing operations and administration of a public company.

     The Company's ability to develop and market new products and product enhancements in a timely manner is subject to various factors, including the availability of adequate financial resources to support such efforts, as well as other factors outside the control of the Company. There can be no assurance that the Company will be successful in developing and marketing new products and product enhancement.

     As a result of the foregoing factors, the Company recorded a loss of $543,543 for the nine months ended October 31,2001, as compared to a loss of $1,192,147 for the nine months ended October 31, 2000. During this period the Company sold its subsidiary, Compelis Corporation for $241,000, recording a Gain of $44,191, as Compelis's cost was $196,809.

Liquidity and Capital Resources
-------------------------------
The Company's primary cash requirements are to fund working capital needs, primarily software development, marketing and distribution. Historically, the Company has satisfied these working capital requirements principally through cash flow from operations and bank and individual borrowings.

At October 31, 2001, the Registrant had no cash or cash equivalents and had a working capital deficiency of $6,120,410, contrasted to $0.00 in cash and cash equivalents and a working capital deficiency of $5,576,867 at January 31, 2001. Net cash used in operating activities was $695,826 for the nine months ended October 31, 2001, compared with net cash used in operating activities of $639,559 for the nine months ended October 31, 2000. Working capital may vary from time to time as a result of seasonality, new product introductions, capital expenditures and changes in inventory levels.

The Company believes that available cash, cash flow from operations and any borrowings that might be made available through a yet to be obtained credit facility or from individuals, may not be sufficient to meet operating needs and capital expenditure requirements in the immediate future.

The Company has incurred operating loss of $1,323,936, in the fiscal year ended January 31, 2001, and is reporting an operating loss for the nine months ended October 31, 2001 of $543,543 For several years the Company's major competitors, many with greater resources, have aggressively lowered their selling prices in an attempt to increase market share. Although the Company has benefited from its own internal cost reduction programs, the effects of lower pricing by major competitors has more than offset the Company's cost reductions.

The Company has been developing a broad operational and financial restructuring plan. The plan, which is designed to leverage the Company's brand, distribution and technology strengths, includes reducing costs, disposition of certain assets, focusing on development of alternative channels of distribution and capitalizing on the Company's patented technologies. Restructuring costs must be incurred to implement the plan.

Going forward, significant cash flow will be needed to pay the restructuring costs to implement the proposed business plan and to fund losses until the Company has returned to profitability. While there is no assurance that funding will be available to execute the plan, the Company is continuing to seek financing to support its turnaround efforts and is exploring a number of alternatives in this regard.

The Company's independent public accountants have included a "going concern" emphasis paragraph in their audit report accompanying the January 31, 2001, financial statements. The paragraph states that the Company's recurring losses and its inability to secure working capital financing raise substantial doubt about the Company's ability to continue as a going concern and cautions that the financial statements do not include adjustments that might result from the outcome of this uncertainty. Similarly, the unaudited financial statements presented for the periods ending October 31, 2001, do not include any adjustments that might be necessary if the Company were not able to continue as a going concern.

Existing cash flow is not expected to be sufficient to cover liquidity requirements after December 31, 2001, and the Company is currently facing the prospect of not having adequate funds to operate its business. There can be no assurance that any long-term restructuring alternative can be successfully initiated or implemented by December 31, 2001, in which case the Company may be compelled to drastically curtail its operations in the absence of a proposed or pre-approved financial restructuring.

FORWARD LOOKING INFORMATION
---------------------------
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Additional written or oral forward-looking statements may be made by the Company from time to time, in filings with the Securities Exchange Commission or otherwise. Statements contained herein that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions referenced above. The matters discussed herein with respect to the introduction of new products by the Company, the Company's ability to penetrate new distribution channels, the Company's ability to restructure its existing business, the Company's ability to replace business from lost customers, future sales levels, costs associated with the Company's new management information system, compliance with financial covenants in loan agreements, and the potential outcome of any pending litigation involving the Company, among others, are forward looking statements. In addition, when used in this discussion, the words "anticipates," "expects," "intends," "plans" and variations thereof and similar expressions are intended to identify forward-looking statements.

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained in this Quarterly Report. Statements in this Quarterly Report, particularly in the Notes to Financial Statements, and "Part 1, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations," describe certain factors, among others, that could contribute to or cause such differences. Other factors that could contribute to or cause such differences include, but are not limited to, unanticipated developments in any one or more of the following areas: the receptivity of consumers to new consumer electronics technologies, the rate and consumer acceptance of new product introductions, competition, the number and nature of customers and their product orders, timely replacement of lost customers, pricing, foreign manufacturing, sourcing and sales (including foreign government regulation, trade and importation concerns and fluctuation in exchange rates), borrowing costs, the receptivity in the market place of the Company's restructuring efforts, changes in taxes due to changes in the mix of U.S. and non U.S. revenue, pending or threatened litigation, the availability of key personnel and other risk factors which may be detailed from time to time in the Company's Securities and Exchange Commission filings.

Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.

Recent Accounting Pronouncements
--------------------------------
     In June 1998, the Financial Accounting Standards Board issued Statement No. 133,"Accounting for Derivative for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statements of financial position and measure them at fair value. SFAS No. 133 for its fiscal year beginning February 1,2001. The Company currently does not have any derivative instruments nor is it engaged in any hedging activities, thus the Company does not believe that implementation of SFAS No. 133 will have a material effect on its financial statement presentation and disclosures.

     In December 1999, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101, as amended by SAB No. 101A and SAB No. 101B, is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB No. 101 provides the Staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company believes that it currently complies with the accounting and disclosures provisions described in SAB No. 101 will have a material effect on its financial statement presentation and disclosures.



         PART 11.  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K

              (a) Exhibits

              (b) Form 8-K filed August 7th, 2001

SIGNATURES
----------
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.


                          TREASURY INTERNATIONAL, INC.

Dated:  December 24, 2001          By /s/ Dale Doner
                                     -----------------------------------------
                                     Dale Doner, President


Dated:  December 24, 2001          By /s/ Kristina Sickels
                                     -----------------------------------------
                                     Kristina Sickels, Chief Financial Officer