Form 10KSB
period 2001-12-31
IVIDEONOW INC
filed 2002-04-15
CIK 1088529

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

   /x/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934.

   / / Transition Report under Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934.

                  For the fiscal year ended December 31, 2001.

                             Commission File Number
                             ----------------------
                                     0-26351

                                 iVIDEONOW, INC.
                                   ----------
                 (Name of Small Business Issuer in its charter)

               DELAWARE                                95-4603237
     -------------------------------               -------------------
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization).              Identification No.)

     8450 E. Crescent Parkway, Suite 100, Greenwood Village, Colorado 80111
     ----------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (720) 889-0133

        Securities registered pursuant to Section 12 (b) of the Act: None

    Securities registered pursuant to Section 12 (g) of the Act: Common Stock

Check whether Issuer: (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form or any amendment to this Form 10-KSB. / /

Issuer's Revenues for its most recent fiscal year: $164,867.

As of March 31, 2002, the aggregate market value of the voting stock held by non-affiliates of the Issuer's shares were $1,230,125. The market value of Common Stock of the Issuer, par value $.001 per share was computed by reference to the average of the closing bid and asked prices of one share on such date, which was $0.065.

The number of shares outstanding of the Issuer's Common Stock, par value $.001 per share, as of March 31, 2002, was 24,000,000 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                     PART 1


ITEM 1  DESCRIPTION OF BUSINESS.
        -----------------------
History

iVideoNow, Inc. ("VNOW" or the "Company") was a developer and producer of comprehensive multimedia and Internet communication software. iVideoNow, Inc. provided its specific services to other businesses interested in communicating with their clients, investors, employees and the general public through the use of Internet Video. The Company was comprised of two active, wholly-owned subsidiaries, Digital Corporate Profiles (DCP) and DXF Design (DXF).

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

In August of 1999, DIGS, Inc. formed DXF Design, Inc. DXF Design provided a complete range of digital graphic design services that complement and enhance the digital media services of Digital Corporate Profiles. In addition, DXF had established an outside clientele base, thus adding an independent profit center to VNOW's operations. DXF Design provided graphic services to Disney, Universal, Merv Griffin Enterprises and USA Studios among others.

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

On June 15, 2000 the name of the parent company was officially changed to iVideoNow, Inc. (VNOW). The name change allowed the company to align itself more closely to its flagship product, the iVideoNow Player, as well as align itself more closely to the technical, Internet and media industries in which it operates.

Overview of the Industry

The Company never was able to generate enough revenues to overcome its development and marketing expenses. Its losses continued to grow. With the demise of the "dot-com" and internet markets in 2000 and 2001, it became increasingly difficult for the Company to compete. More importantly, with the downturn in the economy, it became impossible for the Company to raise capital to continue its business.

In July 2001, the Company ceased all operations and laid off all of its employees. On August 31, 2001, the Company sold one of its subsidiaries, DXF Design, Inc. ("DXF"), to DXF's president for a $25,000 note. The note is secured by all of the DXF Common Stock and has an interest rate of eight percent and is due on December 31, 2006. On September 27, 2001, the Company sold its last operation, Digital Corporate Profiles ("DCP") for a $25,000 note to an unrelated party. The note is secured by DCP's outstanding Common Stock and has an interest rate of eight percent and is due on December 31, 2006.

In an attempt to reorganize, on December 31, 2001, the Company sold, in a private placement, 11,000,000 shares of its Common Stock to 16 "accredited" investors for $220,000. Concurrently, Mr. Peter Dunn, the sole director and officer of the Company, appointed Messrs. Keating and Browne and Ms. Blackwell as directors and thereafter resigned.

Plan of Operations

Since October 2001, the Company's objective has been to acquire an operating company that will have experienced management and opportunities for profitable growth in exchange for its securities. The Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition.

General Business Plan

The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the advantages of an Issuer who has complied with the Securities Act of 1934 ("1934 Act"). The Company will not restrict its search to any specific business, industry, or geographical location, and the may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources.

The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the benefits of an Issuer who has complied with the 1934 Act. Such benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

The company has, and will continue to have, limited capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in an Issuer who has complied with the 1934 Act without incurring the cost and time required to conduct an initial public offering.

The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company. Management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations of the Company's officers and directors, or by the Company's shareholders. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the public recognition of acceptance of products, services or trades; name identification; and other relevant factors. Officers and directors of the Company expect to meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

Acquisition of Opportunities

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their stock in the Company. Any terms of sale of the shares presently held by officers and/or directors of the Company will be also afforded to all other shareholders of the Company on similar terms and conditions. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under application federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, or which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition and the Company is no longer considered a "shell" company. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on the value of the Company's securities in the future, if such a market develops, of which there is no assurance.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80 percent or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20 percent of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such shareholders.

As part of the Company's investigation, officers and directors of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise. The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity and the relative negotiation strength of the Company and such other management.

With respect to any merger or acquisition, negotiations with target company management is expected to focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders.

The Company will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

As stated hereinabove, the Company will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company is subject to all of the reporting requirements included in the 1934 Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the 1934 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable, at the discretion of the present management of the Company. If such transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse the Company for all costs associated with the proposed transaction.

Competition

The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's combined, extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

Investment Company Act of 1940

Although the Company will be subject to regulation under the Securities Act of 1933, as amended, and the 1934 Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940 insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations that result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the

Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject the Company to material adverse consequences. The Company believes that, currently, it is exempt from the Investment Company Act of 1940 under Regulation 3a-2 thereto.

Subsequent Event

None

Employees

As of December 31, 2001, the Company had no full-time employees.


ITEM 2  DESCRIPTION OF PROPERTY.
        -----------------------
The Company has no properties and at this time has no agreements to acquire any properties.

The Company presently occupies office space supplied by a shareholder at 8450 East Crescent Parkway, Suite 100, Greenwood Village, Colorado 80111. This space is provided to the Company on a rent-free basis, and it is anticipated that this arrangement will remain until such time as the Company successfully consummates a merger or acquisition. Management believes that this arrangement will meet the Company's needs for the foreseeable future.


ITEM 3  LEGAL PROCEEDINGS.
        -----------------
None.


ITEM 4.  SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS.
         ------------------------------------------------

On November 23, 2001, in accordance with the requirements of Regulation 14C under the 1934 Act, notice was given to the holders of record of the Company's issued and outstanding Common Stock on November 1, 2001 of action taken by the Company's Board of Directors and approved, by written consent, by the holders of a majority of the issued and outstanding shares of VNOW Common Stock. The following actions were approved:

Ratification of the sale of the capital stock of Digital Corporate Profiles, Inc., a wholly-owned subsidiary of the Company.

(a) Ratification of the sale of the capital stock of DXF, Inc., a wholly-owned subsidiary of the Company.

(b) Ratification of the sale of the capital stock of Digital Corporate Profiles, a wholly-owned subsidiary of the Company.

(c) Sale of eleven million (11,000,000) shares of the Company's Common Stock for $220,000. (See "Sale of Shares").

(d) Subject to the Sale of Shares, the election of three new directors to the Board of Directors.



                                     PART II


ITEM 5 MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
       ------------------------------------------------------------------------

(a) The Company's Common Stock is trading on the NASD's OTC Bulletin Board under the symbol "VNOW". The following quotations reflect the high and low bids for VNOW's Common Stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low prices on a quarterly basis for the last two years are as follows:



                      2000            High Bid     Low Bid
                 ----------------  -------------  ----------
                 First Quarter         $9.38        $4.88
                 Second Quarter        $5.62        $1.50
                 Third Quarter         $2.25        $0.25
                 Fourth Quarter        $0.38        $0.13

                      2001            High Bid     Low Bid
                 ----------------  -------------  ----------
                 First Quarter         $0.15        $0.13
                 Second Quarter        $0.14        $0.05
                 Third Quarter         $0.14        $0.05
                 Fourth Quarter        $0.06        $0.028

                      2002            High Bid     Low Bid
                 ----------------    -----------  ----------
                 First Quarter         $0.08        $0.05

(b) As of March 31, 2002, there were approximately 350 record holders of the Company's Common Stock. In addition, there were approximately 800 shareholders in street name whose shares are held in the name of other nominees.

(c) There have been no dividends declared or paid by the Company on its Common Stock during the past three years.


ITEM 6  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary   Statement  Pursuant  to  Safe  Harbor  Provisions  of  the  Private
Securities Litigation Reform Act of 1995:

The information included in this discussion contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements may include, among others, statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. These forward-looking statements involve known and unknown risks, uncertainties and other factors that could the cause actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

Overview:

iVideoNow, Inc. was a developer and producer of comprehensive multimedia and internet communication software. The Company provided its services to other businesses interested in communicating with their clients, investors, employees and the general public through the use of internet video. The Company conducted its operations through two wholly-owned subsidiaries, DXF Design, Inc. and Digital Corporate Profiles, Inc. The name of the Company was formally changes to iVideoNow, Inc. on June 15, 2000.

In July 2001, as a result of continuing operating losses, the Company ceased operations and laid off its employees. On August 31, 2001 and September 27, 2001, the Company sold all of the capital stock of DXF, Inc. and Digital Corporate Profiles, Inc., respectively. Each former subsidiary was sold for a $25,000 promissory note due December 31, 2006, with interest at 8% per annum.

Since October 2001, the Company's objective has been, and will continue to be, the acquisition of an operating company that will have experienced management and opportunities for profitable growth in exchange for its securities. Although, the Company has been in preliminary discussion with a few companies concerning a possible acquisition, no definitive agreements have yet been reached, nor is there any assurance that such discussions will result in an acquisition.

On December 31, 2001, the Company sold 11,000,000 shares of common stock in a private placement to 16 accredited investors for $220,000. The 11,000,000 shares represent approximately 50.46% of the outstanding shares of common stock. In conjunction with this transaction, effective December 31, 2001, the existing officers and directors of the Company resigned, and new officers and directors were appointed. The Company is continuing its efforts to raise new capital subsequent to December 31, 2001.

Going Concern:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the accompanying consolidated financial statements do not purport to represent the realizable or settlement values. The Company has incurred net losses since inception and has experienced severe liquidity problems. During 2001, the
Company laid off all of its employees and sold its business operations for nominal consideration. As a result of these factors, the Company's independent certified public accountants have expressed substantial doubt about the Company's ability to continue as a going concern.

The Company will require additional capital to fund future operating requirements, as well as to fund any new business venture. The Company has been exploring various alternatives to raise new capital, but there can be no assurances that the Company will ultimately be successful in this regard.

From time to time the Company may also consider a wide range of other business opportunities. Some of these business opportunities may be unrelated to the Company's current business activities, could require additional capital, and could result in a change in control of the Company.

Critical Accounting Policies:

The Company prepared the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company's consolidated financial statements.

Notes Receivable:

The Company has notes receivable aggregating $51,167 (including accrued interest of $1,167) at December 31, 2001, which bear interest at 8% per annum and are due on December 31, 2006. The notes are secured by the Company's former subsidiaries, the operations of which were discontinued in July 2001. The notes receivable represent approximately 48% of the Company's total assets at December 31, 2001. The Company periodically evaluates the collectability of these notes receivable based on various factors. If the Company determines that these notes receivable, in part or in full, are not collectable, it will be required to recognize a loss in such period.

Results of Operations:

Years Ended December 31, 2001 and 2000 -

The following discussion with respect to results of operations related to the Company's operations that were sold during 2001, were considered to be discontinued operations. As of December 31, 2001, the Company did not have any revenue-generating operations. Its activities are currently focused on identifying and acquiring an operating company with experienced management and the opportunity for profitable growth in exchange for the Company's securities. The Company has not identified any particular acquisition. There can be no assurances that the Company will be successful in this regard.

Revenues. Revenues from discontinued operations were $164,867 during the year ended December 31, 2001, as compared to $524,848 for the year ended December 31, 2000, a decrease of $359,981 or 68.6%, due to the Company's inability to successfully develop and market its products and services.

Cost of Sales. Cost of sales from discontinued operations was $157,305 for the year ended December 31, 2001, or 95.4% of revenues, as compared to $382,884 for the year ended December 31, 2000, or 73.0% of revenues. Cost of sales as a percentage of revenues increased in 2001 as compared to 2000 as a result of the significant increase inamortization expense of program development costs.

Operating Expenses. Operating expenses for discontinued operations were $1,151,441 for the year ended December 31, 2001, as compared to $1,394,599 for the year ended December 31, 2000, a decrease of $158,725 or 11.4%. Operating expenses for continued operations during 2001 and 2000 were $84,433 and $0, respectively.

Other Income (Expenses). For the year ended December 31, 2001, the net for other income (expenses), was $119,690. Other income (expenses) for discontinued operations including rental income of $13,740, interest income of $9,958, and interest expense of $1,286. The major component of other income (expenses) for continued operations were a realized loss on securities of $144,622 and a debt forgiveness income of $43,477

Liquidity and Capital Resources - December 31, 2001:

During the last few years, the Company has relied on the proceeds from the sales of its securities and short-term loans to provide the resources necessary to develop its business operations, which were sold during 2001.

Operating Activities. The Company utilized cash of $664,961 in discontinued operating activities during the year ended December 31, 2001, as compared to utilizing cash of $1,022,937 during the year ended December 31, 2000. The decrease in cash utilized in discontinued operating activities in 2001 as compared to 2000 of $357,976 was primarily a result of a decrease in discontinued operating activities in 2001, which culminated in the sale of the Company's operating subsidiaries during the three months ended September 30, 2001. In addition, the Company utilized cash of $9,426 and $0 in continuing operations during the years ended December 31, 2001 and 2000, respectively. At December 31, 2001, the Company had cash and cash equivalents of $53,245, net working capital of $23,631, and a current ratio of 1.73:1.

Investing Activities. Net cash used in investing activities for discontinued operations was $177,149 in 2001, as compared to $331,035 in 2000. The Company acquired property and equipment of $96,167 in 2001, as compared to $122,010 in 2000. The Company incurred program development costs of $49,280 in 2001, as compared to $163,161 in 2000. The loan receivable from an officer increased by $31,702 in 2001. The loan receivable from an officer, net of payments, increased by $45,864 in 2000.

Financing Activities. Net cash provided by financing activities for continuing operations was $220,000 in 2001, as compared to $2,230,000 in 2000. The Company sold 11,000,000 shares of common stock in 2001 for net proceeds of $220,000. The Company sold 2,500 shares of preferred stock in 2000, which were subsequently converted into 2,000,000 shares of common stock in 2001, for net proceeds of $2,230,000. For discontinued operations, the Company borrowed and repaid a $30,000 short-term loan from an officer, received proceeds from a short-term loan of $180,000, and repaid a short-term loan of $480,000 during the year ended December 31, 2000.

New Accounting Pronouncements:

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring companies to record derivative financial instruments on their balance sheets as assets or liabilities and measure them at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133", which amends SFAS No. 133 to be effective for all fiscal years beginning after June 15, 2000. In September 2000, the FASB issued sfas No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125". The Company's adoption of these statements during 2001 did not have any impact on the Company's financial statement presentation or disclosures.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS No. 141 on July 1, 2001 did not have any impact on the Company's financial statement presentation or disclosures.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, SFAS No. 142 includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of the existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company does not expect that the adoption of SFAS No. 142 will have any impact on the Company's financial statement presentation or disclosures.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company will be required to adopt this statement effective January 1, 2003. The Company does not expect that the adoption of SFAS No. 143 will have any impact on its financial statement presentation or disclosures.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and a portion of APB Opinion No. 30, "Reporting the Results of Operations". This statement provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This statement also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The Company does not expect that the adoption of SFAS No. 144 will have a material effect on the Company's financial statement presentation or disclosures.




ITEM 7  FINANCIAL STATEMENTS.
        --------------------
The financial statement and supplementary data listed in the accompanying Index to Financial Statements are attached as part of this report.

List of Financial Statements

The following financial statements of iVideoNow, Inc. and Subsidiaries are included in this report beginning at page F-1:

    Independent Auditors' Report                           F-2

    Balance Sheet as of December 31, 2001                  F-3

    Consolidated Statement of Operations                   F-4

    Consolidated Statement of Stockholders' Equity         F-5

    Consolidated Statement of Cash Flows                   F-6

    Notes to Consolidated Financial Statements             F-7

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.


ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
       -------------------------------------------------------------------------
DISCLOSURE.
----------
None.

                                    PART III

ITEM 9 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
       --------------------------------------------------
The present directors, executive officers, key employees and consultants of VNOW, their ages, positions held with the Company, and duration as such, are as follows:

 Name                Title                  Age         Period of Service
-------------------  ---------------------- ---      -----------------------
Kevin R. Keating     CEO, CFO and Chairman   61      December 2001 - Present

Margie L. Blackwell  Secretary and Director  46      December 2001 - Present

Spencer I. Browne    Director                51      December 2001 - Present



Business Experience

Kevin R. Keating is an investment executive and for the past five (5) years has been the Branch Manager of the Vero Beach, Florida, office of Brookstreet Securities Corporation ("Brookstreet"). Brookstreet is a full-service, national network of independent investment professionals. Mr. Keating services the investment needs of private clients with special emphasis on equities. For more than 35 years, he has been engaged in various aspects of the investment brokerage business. Mr. Keating began his Wall Street career with the First Boston Corporation in New York in 1965. From 1967 through 1974, he was employed by several institutional research boutiques where he functioned as Vice President Institutional Equity Sales. From 1974 until 1982, Mr. Keating was the President and Chief Executive Officer of Douglas Stewart, Inc., a New York Stock Exchange member firm. Since 1982, he has been associated with a variety of firms as a registered representative servicing the needs of individual investors. Mr. Keating is a graduate of Holy Cross College with a degree in Business Administration.

Margie L. Blackwell has been the Vice President of Development for Keating Investments since October 2000. From 1993 to 1999 she was a financial assistant to various non-public companies. Prior to that, she worked with the Chairman of the Board of Tele-Communications, Inc.("TCI"), for eleven years. She first served in the capacity of Executive Assistant and was later promoted to Plan Manager of TCI's Employee stock Purchase Plan. She was responsible for management of the Stock Plan, a 401(k) qualified plan that invested primarily in TCI stock. In addition, Ms. Blackwell served on the TCI Employee Stock Purchase Plan Committee as Plan Secretary. She has also held the position of Corporate Secretary for five years for a small S-Corporation devoted to the development of children's television programming.

Spencer I. Browne is a principal of Strategic Asset Management, LLC, a privately owned investment firm which he founded in November 1996. Prior to that date, Mr. Brown has held various executive and management positions with several publicly traded companies engaged in business related to the residential and commercial mortgage loan industry. From August 1988 until September 1996, Mr. Browne served as a President, Chief Executive Officer and a director of Asset Investors Corporation ("AIC"), a New York Stock Exchange traded company he co-founded in 1986. He also served as President, Chief Executive Officer and a director of Commercial Assets, Inc., an American Stock Exchange traded company affiliated with AIC, from its formation in October 1993 until September 1996. In 1999, AID acquired Commercial Assets, Inc., and changed its name to American Land Lease, Inc. ("ANL"). In addition, from June 1990 until March 1996, Mr. Browne served as President and a director of M.D.C. Holdings, Inc., a New York Stock Exchange traded company and the parent company of a major homebuilder in Colorado. Mr. Browne also has served as a director of Annaly Management, Inc., a New York Stock Exchange traded company, since 1997, and of ThermoGenesis Corp., a NASDAQ traded company, since December 2000. Mr. Browne received a Bachelor of Economics degree from the University of Pennsylvania's Wharton School of Business in 1971 and attained a J.D. Degree Cum Laude from Villanova University School of Law in 1974.

Employment Agreements

In December 2001 Mr. Dunn resigned as President of the Company and terminated his employment agreement. The company has no other employment agreements with any of its employees.


ITEM 10  EXECUTIVE COMPENSATION.
         ----------------------
The following table sets forth the compensation of all officers with an annual compensation in excess of $100,000 during the past fiscal year.

                         Annual Compensation          Long Term Compensation
                 ----------------------------------- ------------------------

                                        Other Annual  Restricted  Securities
                                 Bonus  Compensation Stock Awards Underlying
                 Year   Salary    ($)        ($)          ($)     Options (#)
                 ----  -------- ------- ------------ ------------ -----------
Peter B. Dunn    2001  $ 45,000  - 0 -     $93,134       - 0 -       - 0 -
                 2000   120,000  - 0 -       7,920       - 0 -       - 0 -
                 1999   116,000  - 0 -       7,920       - 0 -      100,000
-------------------------------
Other annual compensation is as follows:

Peter B. Dunn Represents monthly car allowance of $7,920, $7,920 and $7,920 in 2001, 2000, and 1999, respectively. In addition, after the Company ceased operations in July 2001, Mr. Dunn was paid $85,214 between July and December 2001 as a consultant.

Stock Options Plans

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

The 1999 Plan provides the Board of Directors authorization to grant up to 750,000 shares. During the year-ended December 31, 2001, the Company granted no qualified stock or nonqualified stock options. Currently, no officer or director or former officers or directors own any stock options.

Currently, the Company has granted options to purchase 95,000 shares, of which 34,999 are exercisable, to three unaffiliated persons at exercise prices ranging between $5.00 and $0.50 per share. These options expire between January 2010 and July 2011.

As of December 31, 2001, the Company had available for grant, in its 1999 Plan, 655,000 options.

Director Compensation

VNOW reimburses its directors for expenses incurred in connection with attending Board meetings but did not pay directors' fees or other cash compensation for services rendered as a director in 2001.

Limitation of Liability and Indemnification Matters

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


ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
         --------------------------------------------------------------

The following table sets forth, as of March 31, 2002, certain information with respect to the beneficial ownership of the Company's Common Stock by (i) each stockholder known by the Company to be the beneficial owner of more then 5% of the Company's Common Stock and (ii) each executive officer and director of the Company, and directors and executive officers of the Company as a group. Except as indicated it is our understanding that each individual listed below has sole power to vote and dispose of the number of shares owned.

                                                             Percentage
                                      Number of Shares    Beneficially Owned
                                      ----------------    ------------------

Kevin R. Keating(1)                       2,000,000              8.3
645 Beachland, Suite 2
Vero Beach, FL  32963

Margie L. Blackwell                         100,000              0.4
8450 E. Crescent Pkwy., Suite 100
Greenwood Village, CO  80111

Spencer I. Browne                           250,000              1.0
8450 E. Crescent Pkwy., Suite 100
Greenwood Village, CO  80111

Timothy J. Keating(1)(2)                  2,250,000              9.4
8450 E. Crescent Pkwy., Suite 100
Greenwood Village, CO  80111

Keating Partners, LP(2)                   2,500,000             10.4
8450 E. Crescent Pkwy., Suite 100
Greenwood Village, CO  80111

Craig Schweiger(3)                        1,250,000              5.2
6624 Kelsey Court
Edina, MN  55436

Frederic Schweiger(3)                     1,250,000              5.2
1753 Park Ridge Pointe
Park Ridge, IL  60068

Calp II, LP                               1,973,000              8.2
C/o Thomson Kernaghan
120 Adelaide Street West, Suite 1600
Toronto, Ontario  M5H 1T1  Canada

Officers and Directors as a Group (3)     2,350,000              9.8

--------------------------

     (1) Kevin R. Keating is the father of Timothy J. Keating. Each disclaims any beneficial ownership in the other's shares of the Company's Common Stock.

     (2) The general partner of Keating Partners, LP is Keating Investments, LLC, of which Timothy J. Keating is the managing member. Mr. Timothy J. Keating disclaims any beneficial interest in the shares of Company Common Stock owned by Keating Partners.

     (3) Messrs. Craig and Frederic Schweiger are brothers and each disclaims any beneficial ownership in the other's shares of the Company's Common Stock.


ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         ----------------------------------------------
We have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.




ITEM 13  EXHIBITS, AND REPORTS ON FORM 8-K.
         ---------------------------------
     (a)  Exhibits


      ITEM                                    DESCRIPTION
      ----     -----------------------------------------------------------------

      2. Plan and Agreement of Reorganization between the Registrant and Digital Corporate Profiles, Inc. dated October 3, 1998 -- incorporated by reference from Exhibit 2 to Registrant's Form 10-SB12G filed June 14, 1999.

      3.1 Articles of Incorporation and Amendments thereto -- incorporated by reference from Exhibit 3.(i) to Registrant's Form 10-SB12G filed June 14, 1999.

      3.1(a) Amendment to Articles of Incorporation date June 8, 2000, changing Registrant's name to iVideoNow, Inc., -- incorporated by reference to Registrant's Form 10-QSB filed on November 21, 2001.

      3.2 Bylaws of Registrant -- incorporated by reference from Exhibit 3.(iii) to Registrant's Form 10-SB12G filed June 14, 1999.

      4. Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of DIGS, Inc., dated March 14, 2000.

      4.11 Shareholder Voting Trust Agreement between certain shareholders and Kevin R. Keating, incorporated by reference to Registrant's Form 8-K filed January 10, 2002.

      10.1     Registrant's   1999  Stock  Incentive  Plan  --  incorporated  by
               reference from Exhibit 10.(i) to Registrant's Form 10-SB12G filed June 14, 1999.

      10.2 Employment Agreement between Registrant's wholly-owned subsidiary and Peter Dunn incorporated by reference from Exhibit 10.(ii) to Registrant's Form 10-SB12G filed June 14, 1999.

      10.3(1) Placement Agent Agreement by and between DIGS, Inc. and May Davis Group, Inc., dated March 14, 2000.

      10.4(1) Securities Purchase Agreement by and between DIGS, Inc. and Calp II, L.P., dated March 14, 2000.

      10.5(1) Warrant to Purchase Common Stock by and between DIGS, Inc. and May Davis Group, Inc., dated March 14, 2000. 10.61 Warrant to
               Purchase Common shares by and between DIGS, Inc. and Calp II, L.P., dated March 14, 2000.

      10.7(2)  Registration Rights Agreement.

      10.8(2)  Registration Rights Agreement with May Davis Group, Inc.

      10.9(3) Sale and Purchase of Shares Agreement dated August 31, 2001 between Registrant and David Fleming.

      10.10(3) Sale and Purchase of Shares Agreement dated September 6, 2001, between the Registrant and Pamela Jean Gerber.

      10.11 Securities Purchase Agreement between Registrant and various investors incorporated by reference to Registrant's Form 10-QSB filed November 19, 2001.
      ---------------------------

        (1) Incorporated by reference to Registrant's Form 10-KSB filed April 4, 2000.

        (2) Incorporated by reference to Registrant's Form SB-2 filed April 19, 2000.

        (3) Incorporated by reference to Registrant's Form 10-QSB/A filed November 21, 2001.

     (b) Reports on Form 8-K

         Filed with the Securities Exchange Commission on January 10, 2002, regarding "Item 1. Changes in Control of Registrant."

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized April 15, 2002.

                                 iVIDEONOW, INC.



                              /s/ Kevin R. Keating
                        --------------------------------
                           Kevin R. Keating, President


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates stated:

           Signatures                                        Date

      /s/ Kevin R. Keating                             April 15, 2002
      -----------------------------------          ---------------------
      Kevin R. Keating
      President, Chief Financial Officer
        and Director


      /s/ Margie L. Blackwell                          April 15, 2002
      -----------------------------------          ---------------------
      Margie L. Blackwell
      Secretary and Director


      /s/ Spencer I. Browne                            April 15, 2002
      ----------------------------------           ---------------------
      Spencer I. Browne
      Director
















                                  END OF FILING
                        iVIDEONOW, INC. AND SUBSIDIARIES

                 (FORMERLY KNOWN AS DIGS, INC. AND SUBSIDIARIES)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001
                        iVIDEONOW, INC. AND SUBSIDIARIES
                 (FORMERLY KNOWN AS DIGS, INC. AND SUBSIDIARIES)
                        CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001







                          INDEX TO FINANCIAL STATEMENTS

                                                                  Pages
                                                           ------------------

Independent Auditors' Report                                      F - 2

Balance Sheet as of December 31, 2001                             F - 3

Consolidated Statements of Operations
   For the Years Ended December 31, 2001 and 2000                 F - 4

Consolidated Statements of Stockholders' Equity
   For the Years Ended December 31, 2001 and 2000                 F - 5

Consolidated Statements of Cash Flows
   For the Years Ended December 31, 2001 and 2000                 F - 6

Notes to Consolidated Financial Statements                    F - 7 - F - 19

                          INDEPENDENT AUDITORS' REPORT




April 10, 2002


To the Board of Directors and Stockholders of iVideoNow, Inc.


We have audited the accompanying balance sheet of iVideoNow, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2001 consolidated financial statements referred to above present fairly, in all material respects, the financial position of iVideoNow, Inc. and Subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2001, in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has incurred net losses since inception and has experienced severe liquidity problems. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to those matters also are described in Note 17. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


CALDWELL, BECKER, DERVIN, PETRICK & CO., L. L. P.
Woodland Hills, California 91364
                        iVIDEONOW, INC. AND SUBSIDIARIES
                 (FORMERLY KNOWN AS DIGS, INC. AND SUBSIDIARIES)
                                  BALANCE SHEET
                                DECEMBER 31, 2001

                                     ASSETS


CURRENT ASSETS
    Cash                                                       $        53,245
    Receivable  -  officer                                               2,658
                                                               ---------------

             Total Current Assets                                       55,903

LONG-TERM ASSET
    Notes receivable, including interest of $1,167                      51,167
    Deferred tax asset                                                      --
                                                               ---------------

             Total Assets                                      $       107,070
                                                               ===============


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
    Accounts payable and accrued expenses                      $        32,272

STOCKHOLDERS' EQUITY
    Preferred stock, par value $.01 per share;
      20,000,000 shares authorized, 0 shares
      issued and outstanding                                                --
    Common stock, par value $.001 per share;
      80,000,000 shares authorized, 21,800,000
      shares issued and outstanding                                     21,800
    Additional paid-in capital                                       3,917,453
    Accumulated other comprehensive income (loss)                           --
    Retained earnings (deficit)                                     (3,864,455)
                                                               ---------------
             Total Stockholders' Equity                                 74,798
                                                               ---------------

             Total Liabilities and Stockholders' Equity        $       107,070
                                                               ===============








               The Accompanying Notes are an Integral Part of the
                       Consolidated Financial Statements
                        iVIDEONOW, INC. AND SUBSIDIARIES
                 (FORMERLY KNOWN AS DIGS, INC. AND SUBSIDIARIES)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                                                    2001             2000
                                                ------------    ------------
REVENUE                                         $         --    $         --
                                                ------------    ------------
OPERATING EXPENSES
   Professional fees                                  31,660              --
   Consulting                                         40,214              --
   Other                                              12,559              --
                                                ------------    ------------
       Total Operating Expenses                       84,433              --
                                                ------------    ------------
       (Loss) from Operations                        (84,433)             --

OTHER INCOME (EXPENSES)
   Interest income                                     1,225              --
   Debt forgiveness                                   43,477              --
   Realized loss on securities                      (144,622)             --
                                                ------------    ------------
       Total Other Income (Expenses)                 (99,920)             --
                                                ------------    ------------
       (Loss) from Continuing Operations
            Before Income Taxes                     (184,353)             --

PROVISION FOR INCOME TAXES                              (800)             --
                                                ------------    ------------
       (Loss) from Continuing Operation             (185,153)             --
                                                ------------    ------------
DISCONTINUED OPERATIONS
   (Loss) from discontinued operations of
       DCP and DXF (less applicable income
       taxes of $1,600 and $3,200)                (1,123,067)     (1,194,555)
   (Loss) from sale of subsidiaries                  (42,182)             --
                                                ------------    ------------
       (Loss) from discontinued operations        (1,165,249)     (1,194,555)
                                                ------------    ------------
       Net (Loss)                                 (1,350,402)     (1,194,555)

OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
   Unrealized holding (loss) arising during
      period, net of tax benefit                          --        (116,865)
   Add reclassification adjustment for (loss)
      included in net (loss)                         119,612              --
                                                ------------    ------------
       Comprehensive (Loss)                     $ (1,230,790)   $ (1,311,420)
                                                ============    ============
       Basic and diluted (loss) per common
         share  from continuing operations      $      (0.02)   $         --
                                                ============    ============
       Basic and diluted (loss) per common
         share from discontinued operations     $      (0.12)   $      (0.18)
                                                ============    ============
               The Accompanying Notes are an Integral Part of the
                       Consolidated Financial Statements
                        iVIDEONOW, INC. AND SUBSIDIARIES
                 (FORMERLY KNOWN AS DIGS, INC. AND SUBSIDIARIES)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                      Preferred Stock       Common Stock       Additional      Other        Retained
                      --------------- ----------------------   Paid-In    Comprehensive     Earnings
                      Shares   Amount    Shares      Amount    Capital       (Loss)         (Deficit)       Total
                      -------  ------ ------------  -------- -----------  -------------   ------------- ------------
Balance at Dec. 31, 1999  --   $   --    6,658,631  $  6,659 $ 1,482,594  $      (2,747)  $ (1,319,498) $    167,008

March 14, 2000
  Preferred stock
  issued               2,500       25           --        --   2,229,975             --             --     2,230,000

To cancel shares
  issued for services     --       --      (10,000)      (10)         10             --             --            --

Net (loss) for the
  year ended
   Dec. 31, 2000          --       --           --        --          --             --     (1,194,555)   (1,194,555)

Net unrealized
  holding (loss) on
  investments
  Dec. 31, 2000           --       --           --        --          --       (116,865)            --      (116,865)
                      ------  ------- ------------  -------- -----------  -------------   ------------  ------------
Balance at
   Dec. 31, 2000       2,500       25    6,648,631     6,649   3,712,579       (119,612)    (2,514,053)    1,085,588

Conversion of
  preferred shares
  Jun. 13, 2001       (2,500)     (25)   2,000,000     2,000      (1,975)            --             --            --

Stock sales
  Nov. 6, 2001            --       --   11,000,000    11,000     209,000             --             --       220,000

Stock issued for services
   Nov. 6, 2001           --       --    1,851,369     1,851      (1,851)            --             --            --

Conversion of warrants
  Dec. 11, 2001           --       --      300,000       300        (300)            --             --            --

Net (loss) for the
   year   ended
   Dec. 31, 2001          --       --           --        --          --             --     (1,350,402)   (1,350,402)

Reclassification for
  loss realized at
  Dec. 31, 2001           --       --           --        --          --        119,612             --       119,612
                      ------  ------- ------------  -------- -----------  -------------   ------------  ------------
Balance at Dec. 31, 2001  --  $    --   21,800,000  $ 21,800 $ 3,917,453  $          --   $ (3,864,455) $     74,798
                      ======  ======= ============  ======== ===========  =============   ============  ============

               The Accompanying Notes are an Integral Part of the
                       Consolidated Financial Statements
                        iVIDEONOW, INC. AND SUBSIDIARIES
                 (FORMERLY KNOWN AS DIGS, INC. AND SUBSIDIARIES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                              2001        2000
                                                         ------------ ------------
   Net (loss)                                            $ (1,350,402)$ (1,194,555)
   Deduct: Net (loss) from discontinued operations         (1,165,249)  (1,194,555)
                                                         ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) from continuing operations                    (185,153)           --
   Adjustments to reconcile net (loss) to net
    cash provided (used) by operating activities:
     Realized loss on marketable equity securities           144,622            --
     Increase in accounts payable and accrued expenses        32,272            --
     (Increase) in accrued interest on notes receivable       (1,167)           --
                                                        ------------  ------------
        Net Cash Flows (Used) by Operating
             Activities of Continuing Operations              (9,426)           --
                                                        ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of convertible preferred stock                         --     2,230,000
  Issuance of common stock                                   220,000            --
                                                        ------------  ------------
        Net Cash Flows Provided by Financing
         Activities of Continuing Operations                 220,000     2,230,000
                                                        ------------  ------------
           Net Cash Provided by Continuing Operations        210,574     2,230,000

           Net Cash (Used) by Discontinued Operations       (839,452)   (1,653,972)
                                                        ------------  ------------
NET INCREASE (DECREASE) IN CASH                             (628,878)      576,028

CASH AT THE BEGINNING OF THE YEAR                            682,123       106,095
                                                        ------------  ------------
CASH AT THE END OF THE YEAR                             $     53,245  $    682,123
                                                        ============  ============
ADDITIONAL DISCLOSURES:
   Cash paid during the year for:
    Interest                                            $         --  $      6,228
                                                        ============  ============
    Income Taxes                                        $      2,400  $      3,200
                                                        ============  ============
NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Note receivable from officer for liabilities
      incurred in the Company name                      $      2,658  $         --
                                                        ============  ============
      Notes receivable from sale of subsidiaries        $     50,000  $         --
                                                        ============  ============


               The Accompanying Notes are an Integral Part of the
                       Consolidated Financial Statements
                                     F - 6
                        iVIDEONOW, INC. AND SUBSIDIARIES
                 (FORMERLY KNOWN AS DIGS, INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 1 - DESCRIPTION OF BUSINESS

iVideoNow, Inc. (the Company or iVideoNow), formerly known as DIGS, Inc., a Delaware corporation, acquired Digital Corporate Profiles (DCP) in a reverse merger on November 9, 1998. In connection with the agreement of reorganization (the Reorganization), the Company issued 5,l94,968 shares of its common stock at $.001 par value per share, in exchange for all of the outstanding common stock of DCP, in which DCP became a wholly owned subsidiary of the Company based on a conversion ratio of three shares of the Company's common stock for each share of DCP's stock. Prior to the reorganization, the Company was considered a shell organization and was inactive. The merger qualified for a tax-free reorganization and has been accounted for as a recapitalization of DCP at book value. As a result of the recapitalization, the owners of DCP maintained control of the Company. In 1999, the Company formed two wholly owned subsidiaries; DXF Design, Inc. (DXF) and DIGS Web Video, Inc. (DWV). DWV is currently an inactive subsidiary generating no revenue and incurring no operating expenses.

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

In late 1999 DCP began developing a real time Internet Video screening application known as iVideoNow! The experience in video compression and presentation formats related to CD-ROM production was directly responsible for DCP's entry into the Internet Video market.

DXF is a fully functional digital and graphic design studio providing a complete range of Internet, CD-ROM and promotional print design services. DXF specializes in designing brochures, corporate identity graphics, corporate and entertainment promotional kits, as well as providing key art for theatrical and home video advertisement.

On August 31, 2001 and September 27, 2001, the Company sold its 100% interests in DXF and DCP for two notes receivable totaling $50,000. (See Note 14.)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation
----------------------
The consolidated financial statements include the accounts of iVideoNow and its wholly owned subsidiaries, DCP (a California corporation), DXF (a California corporation) and DWV (a California corporation - inactive). All inter-company accounts and transactions have been eliminated in consolidation. On August 31, 2001 and September 27, 2001, the Company sold its 100% interests in DXF and DCP; therefore, the consolidated financial statements of iVideoNow have been restated to reflect the disposition of DCP and DXF as discontinued operations. Accordingly, the revenues, costs of expenses, and cash flows of these discontinued operations have been excluded from the respective captions in the
                        iVIDEONOW, INC. AND SUBSIDIARIES
                 (FORMERLY KNOWN AS DIGS, INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of Consolidation (Continued)
----------------------
Consolidated Statements of Operations and Consolidated Statements of Cash Flows, and have been reported through the dates of disposition as "Income (Loss) from Discontinued Operations" and "Net Cash (Used) by Discontinued Operations" for all periods presented. The balance sheet as of December 31, 2001 includes only iVideoNow.

Segment Information
-------------------
The company adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information" in 1999. SFAS No. 131 establishes for the reporting of information about a company's operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect results of operations or the financial position of prior reports. (See Note 12.)

Reclassifications
-----------------
Certain prior year balances have been reclassified to conform to the current year's presentation.

Cash and Cash Equivalents
-------------------------
Cash and cash equivalents consist primarily of cash on deposit, certificates of deposit, money market accounts, and investment grade commercial paper that are readily convertible into cash and purchased with original maturities of three months or less.

Marketable Securities
---------------------
Marketable securities consist of common stock. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. All marketable securities are defined as available-for-sale securities under provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." For purpose of determining realized gains and losses, the cost of securities sold was based on first-in, first-out method. (See Note 3.)

Comprehensive Income
--------------------
SFAS No. 130, "Reporting Comprehensive Income", establishes a standard for reporting and displaying comprehensive income and its components within the financial statements. Comprehensive income includes charges and credits to
                        iVIDEONOW, INC. AND SUBSIDIARIES
                 (FORMERLY KNOWN AS DIGS, INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Comprehensive Income (Continued)
--------------------
equity that are not the result of transactions with stockholders. Comprehensive income is composed of two subsets - net income and other comprehensive income. Included in other comprehensive income for the Company are unrealized losses and adjustments for realized losses of available-for-sale securities as of December 31, 2001.

Revenue Recognition
-------------------
Design and development of CD-ROM revenues are billed in equal one-third installments as the contract progresses. All payments are non-refundable and revenue is recognized when earned. Revenue is deemed earned when there is no future performance obligation. Future performance obligation ceases when the product is approved and shipped to the client. The average length of a CD-ROM contract is approximately two months.

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

Earnings Per Share
------------------
In 1998, the Company adopted SFAS No. 128, "Earning Per Share (EPS)." SFAS No. 128 establishes standards for computing and presenting EPS and requires the presentation of both basic and diluted EPS. Unlike primary EPS, basic EPS excludes any dilutive effects of options, warrants, and convertible securities and is computed on the basis of the weighted-average number of common shares outstanding during the year. The diluted EPS calculation is very similar to the previous fully diluted EPS calculation method. The Company has a simple capital structure and there were no changes under the SFAS No. 128 methodology to the previously reported EPS amounts for any of the fiscal years. Fully diluted per share data is not presented, as the effects would be antidilutive.

Property and Equipment
----------------------
Depreciation  of  equipment  and  amortization  of  leasehold   improvements  is
calculated by the straight-line and accelerated methods based on the following estimated useful lives:

         Computer                                                      5 Years
         Furniture and fixtures                                        7 Years
         Computer software                                             5 Years
         Leasehold improvements                                       10 Years
                        iVIDEONOW, INC. AND SUBSIDIARIES
                 (FORMERLY KNOWN AS DIGS, INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-Lived Assets
-----------------
In 1998, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." In accordance with SFAS No. 121, long-lived assets held and used by the Company are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset might not be fully recoverable. For purposes of evaluating the recoverability of long-lived assets, the estimated future cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. (See Notes 5 and 6.)

Program Development Costs
-------------------------
In March 1998, the Company adopted Statement of Position 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." Capitalized program development costs consist of consulting and programming costs. The Company capitalizes internally developed software costs based on a project-by-project analysis of each project's significance to the Company and its estimated useful life. All capitalized software costs are amortized on a straight-line method over a period of five (5) years. (See Note 6.)

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

Stock-Based Compensation
------------------------
The Company has elected to follow Accounting Principles Board Opinion (APBO) No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation and to provide the disclosures required under SFAS No. 123, "Accounting for Stock-Based Compensation."

APBO No. 25 requires no recognition of compensation expense for most of the stock-based compensation agreements provided by the Company where the exercise price is equal to the market value at the date of grant. However, APBO No. 25 requires recognition of compensation expense for variable award plans over the vesting periods of such plans, based upon the then-current market values of the underlying stock. In contrast, SFAS No. 123 requires recognition of compensation
                        iVIDEONOW, INC. AND SUBSIDIARIES
                 (FORMERLY KNOWN AS DIGS, INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (Continued)
------------------------
expense for grants of stock, stock options, and other equity instruments over the vesting periods of such grants, based on the estimated grant-date fair values of those grants. (See Note 11.)

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

Consolidated Tax Returns
------------------------
The Company files consolidated federal and state income tax returns with its subsidiaries. In accordance with the inter-corporate tax allocation policy, the Company and its subsidiaries will pay to or receive from the other entity, amounts equivalent to federal and state income tax charges or credits based on each separate entity's taxable income or loss using the statutory rates.

Use of Estimates
----------------
The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Name Change
-----------
On June 15, 2000, the Company officially changed its corporate name from DIGS, Inc. to iVideoNow, Inc. In addition, the Company's stock began trading on the NASDAQ OTC Bulletin Board under its new symbol "vnow". The name change was approved on April 27, 2000 by stockholders with a majority voting interest.

Recent Accounting Pronouncements
--------------------------------
In April 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APBO No. 25 FIN 44 is effective for transactions occurring after July 1, 2000. The application of FIN 44 did not have a material impact on the Company's financial statements.

                        iVIDEONOW, INC. AND SUBSIDIARIES
                 (FORMERLY KNOWN AS DIGS, INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 3 - MARKETABLE EQUITY SECURITIES

Cost and fair value of marketable equity securities at December 31, 2001 are as follows:
                                                    Gross       Gross
                                                  Unrealized  Unrealized
                                Cost      Gains     Losses    Fair Value
                             ----------  -------  ----------- ----------
December 31, 2000
Available for sale
   Equity securities         $  144,622  $    --  $ (119,612) $  25,010
December 31, 2001
    Realized loss on
       worthless securities    (144,622)      --     119,612    (25,010)
                             ----------  -------  ----------  ---------
                             $       --  $    --  $       --  $      --
                             ==========  =======  ==========  =========

Net unrealized losses from available for sale securities during the years ended December 31, 2001 and 2000 amounted to $0 and $116,865, respectively, resulting in net changes of $0 and $116,865, respectively, to Other Comprehensive Loss. For the year ended December 31, 2001, the Company reclassified $119,612 of unrealized loss as a realized loss when the Company determined that all investments in securities were worthless.

NOTE 4 - INCOME TAXES

The Company has available at December 31, 2001, net operating loss carryforwards totaling $3,653,761, that may be offset against future taxable income, subject to Section 382 of the Internal Revenue Code which could reduce or defer the utilization of these losses.

If not used, the net consolidated operating loss carryforwards will expire as follows:

                December 31,
         ----------------------------
                    2011                            $        81,269
                    2012                                    190,049
                    2018                                    470,148
                    2019                                    512,295
                    2020                                  1,050,000
                    2021                                  1,350,000
                                                  -----------------
                                                  $       3,653,761
                                                  =================

The net deferred tax asset, resulting from the net operating losses and the difference between book and tax depreciation, included in the accompanying balance sheet include the following amounts of deferred tax assets and liabilities at December 31, 2001:

                        iVIDEONOW, INC. AND SUBSIDIARIES
                 (FORMERLY KNOWN AS DIGS, INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 4 - INCOME TAXES (CONTINUED)


         Deferred Tax Asset - Current             $            --
         Deferred Tax Asset - Non-Current               1,350,000
                                                  ---------------
                                                        1,350,000
         Valuation allowance                           (1,350,000)
                                                  ---------------

                                                  $            --
                                                  ===============

For the years ended December 31, 2001 and 2000, the valuation allowance increased by $515,000 and $407,084, respectively. Due to the uncertainty of the realization of the net operating loss carryforwards, the Company has established a valuation allowance against the carryforward benefits in the amount of $1,350,000.

The components of the (provision) benefit for income taxes are as follows:

                                                       2001           2000
                                                   ------------  ------------
         Current (Provision) for Income Taxes
            for Continuing Operations
                Federal                            $         --  $         --
                State                                      (800)           --
                                                   ------------  ------------
                                                   $       (800) $         --
                                                   ============  ============

         Current (Provision) for Income Taxes
            for Discontinued Operations
                Federal                            $         --  $         --
                State                                    (1,600)       (3,200)
                                                   ------------  ------------
                                                   $     (1,600) $     (3,200)
                                                   ============  ============

NOTE 5 - PROPERTY AND EQUIPMENT

Amortization and depreciation expenses for the years ended December 31, 2001 and 2000 were $27,917 and $35,974, respectively. In 2001 and 2000, the Company allocated depreciation expense to cost of sales in the amount of $2,988 and $4,236, respectively. During 2001, the Company recorded a $229,926 non-cash impairment charge related to the Internet Video and CD-ROM segments of the Company's operation. The impairment charge applied to substantially all of its fixed assets. The Company calculated the present value of expected cash flows of Internet Video and CD-ROM segments to determine the fair value of the assets.

                        iVIDEONOW, INC. AND SUBSIDIARIES
                 (FORMERLY KNOWN AS DIGS, INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 6 - PROGRAM DEVELOPMENT COSTS

Amortization expense for the years ended December 31, 2001 and 2000 were $71,742 and $192,147, respectively. All amortization expense was allocated to cost of sales in both 2001 and 2000. For the year ended December 31, 2001, the Company capitalized an additional $49,280 of program development costs. During the years ended December 31, 2001 and 2000, amortization of costs related to computer software products held for lease totaled $66,531 and $181,017, respectively. During 2001, the Company recorded a $72,715 non-cash impairment charge related to the Internet Video and CD-ROM segments of the Company's operation. The impairment charge applied to all of its program development costs. The Company calculated the present value of expected cash flows of Internet Video and CD-ROM segments to determine the fair value of the assets.

NOTE 7 - RENT EXPENSES

For the years ended December 31, 2001 and 2000, rental expenses were $69,096 and $92,371, respectively. Rental income under the subleases amounted to $13,740 and $15,100 for the years ended December 31, 2001 and 2000, respectively. As of September 27, 2001, the Company has no operating lease commitments.

NOTE 8 - CONCENTRATION

For the years ended December 31, 2001 and 2000, sales to two and three customers accounted for approximately 99% and 88% of total revenue, respectively. The total revenue from these customers in 2001 and 2000 were as follows:

                                          For the Years Ended
                                              December 31,
                         -----------------------------------------------------
                                 2001                            2000
                         ----------------------        -----------------------
      Customer A          $    124,797     75.7%        $     219,160     41.8%
      Customer B                    --       --               107,100     20.4
      Customer C                38,770     23.5               133,554     25.5
                         ------------- --------        -------------- --------
                          $    163,567     99.2%        $     459,814     87.7%
                         ============= ========        ============== ========

NOTE 9 - STOCKHOLDERS' EQUITY

Warrants
--------
In connection with the March 14, 2000 private placement of convertible preferred stock, the Company issued 100,000 warrants to the investors and 200,000 warrants to the underwriters. Each warrant may be converted into one share of new common stock at an exercise price equal to 110% of the closing bid price of the common stock on March 14, 2000. The warrants expire on May 13, 2003. On December 11, 2001, the Company issued 300,000 shares of common stock, par value of $.001, to the warrant holders in exchange for the early termination of their warrants.

                        iVIDEONOW, INC. AND SUBSIDIARIES
                 (FORMERLY KNOWN AS DIGS, INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 9 - STOCKHOLDERS' EQUITY (CONTINUED)

Warrants (Continued)
--------
The following summarizes the warrant activities during the years:

                                                      For the Year Ended
                                                      December 31, 2001
                                          -------------------------------------
                                                               Stock Warrant
                                                Shares         Exercise Price
                                          -----------------   -----------------
         Outstanding at December 31, 1999                --     $            --
            Granted                                 300,000                9.90
            Exercised                                    --                  --
            Expired                                      --                  --
                                          -----------------   -----------------
         Outstanding at December 31, 2000           300,000     $          9.90
            Granted                                      --                  --
            Exercised                               300,000                  --
            Expired                                      --                  --
                                          -----------------   -----------------
         Outstanding at December 31, 2001                --     $            --
                                          =================   =================
Preferred Stock
---------------
In connection with the March 14, 2000 private placement of convertible preferred stock, the Company issued 2,500 shares of Series "A" Convertible Preferred
Stock, par value of $0.01 as of December 31, 2000. The preferred shares were convertible, in whole or in part, at the option of the holders thereof, into non-assessable shares of common stock. The conversion rate (calculated by dividing the conversion amount by the conversion price) was to be used to determine the amount of common stock received for each preferred share. The conversion amount is the sum of any accrued and unpaid dividends and the stated value of $1,000 per preferred share. The conversion price would be either 125% of the closing bid price on the issuance date, or the average of 75% of the lowest closing bid prices of the common stock during any three (3) trading days during the 20 consecutive trading days ending on and including any date of determination, whichever was lower.

Holders of the preferred shares were entitled to receive cumulative cash dividends at the annual rate of 6% when the shares were to be converted. At the option of the holders, dividends would be paid in shares of common stock or in cash. The preferred shares were to mature on May 13, 2003.

If any preferred shares remained outstanding on the maturity date, then all such preferred shares would be converted at the maturity date conversion price or be redeemed for an amount in cash per preferred share equal to the liquidation preference, which was the sum of (a) stated value and (b) any accrued and unpaid dividend.

                        iVIDEONOW, INC. AND SUBSIDIARIES
                 (FORMERLY KNOWN AS DIGS, INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 9 - STOCKHOLDERS' EQUITY (CONTINUED)

Preferred Stock (Continued)
---------------
Maturity date conversion price is defined as 75% of the arithmetic average of the lowest closing bid price on any three trading days of the common stock during the twenty consecutive trading days immediately preceding the maturity date.

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

Common Stock
------------
On November 6, 2001, pursuant to the Securities Purchase Agreement, the Company issued 11,000,000 shares of common stock, par value of $.001, for $220,000 cash. In addition, the Company issued 1,851,369 shares of common stock, par value of $.001, for legal and investment banking services relating to the Securities Purchase Agreement.

NOTE 10 - EARNINGS (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted (loss) per common share:

                                                         2001         2000
                                                    ------------  ------------
 Basic and Diluted EPS:

   (Loss) from continuing operations                $   (185,153) $         --
                                                    ============  ============
   Net (loss) per common share from continuing
           operations                               $       (.02) $         --
                                                    ============  ============
   Net (loss) from discontinued operations          $ (1,165,249) $ (1,194,555)
                                                    ============  ============
   Net (loss) per common share from discontinued
           operations                               $       (.12) $       (.18)
                                                    ============  ============
 Weighted-average shares outstanding                   9,651,307     6,648,631
                                                    ============  ============

Fully diluted per share data is antidilutive, and therefore is the same as basic earnings per share.

                        iVIDEONOW, INC. AND SUBSIDIARIES
                 (FORMERLY KNOWN AS DIGS, INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 11 - STOCK OPTION PLANS

The Company's 1999 stock option plans provide incentive stock options and nonqualified stock options to purchase the Company's common stock. These may be granted to directors, officers, key employees, consultants, and subsidiaries with an exercise price of up to 110% of market price at the date of grant. Generally, options are exercisable in equal installments over three years from the date of grant, and expire five to ten years from the date of grant. As of December 31, 2001, the maximum of 750,000 shares were approved under the plan, of which 655,000 shares were available for future grants.

During the year ended December 31, 2000, the Company granted 325,000 shares of qualified stock options and 85,000 shares of nonqualified stock options to various individuals at the average exercise price of $1.79 per share.

In electing to follow APBO No. 25, "Accounting for Stock Issued to Employees," the Company recognizes no compensation expense related to employee stock options for the year December 31, 2000, as no options are granted at a price below the market price on the day of grant.

Presented below is a summary of stock option plan activity for the year shown:
                                                                   Weighted-
                                                                    Average
                                            Stock Options       Exercise Price
                                          -----------------   -----------------
 Outstanding at December 31, 1999                   295,000     $          5.17
    Granted                                         410,000                1.79
    Exercised                                            --                  --
    Forfeited                                       (64,000)               4.68
    Expired                                              --                  --
                                          -----------------   -----------------
 Outstanding at December 31, 2000                   641,000     $          3.06
    Granted                                              --                  --
    Exercised                                            --                  --
    Forfeited                                      (546,000)               2.94
    Expired                                              --                  --
                                          -----------------   -----------------
 Outstanding at December 31, 2001                    95,000     $          3.70
                                          =================   =================
 Options exercisable at December 31, 2001            34,999     $          3.82
                                          =================   =================

Exercise prices for options outstanding as of December 31, 2001 range from $0.50 to $5.50. The following table summarizes information for options outstanding and exercisable at December 31, 2001:

                        iVIDEONOW, INC. AND SUBSIDIARIES
                 (FORMERLY KNOWN AS DIGS, INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 11 - STOCK OPTION PLANS (Continued)

                      Options Outstanding           Options Exercisable
              ----------------------------------  -------------------------
                                                    Weighted-
                                       Weighted-    Average   Weighted-
                 Stock     Average    Remaining      Stock     Average
   Exercise     Options    Exercise  Contractual    Options    Exercise
    Prices    Outstanding   Price       Life      Exercisable    Price
------------- ------------ --------  -----------  ----------- -------------
    $0.50        25,000      $0.50        2            --        $0.50
$4.25 - $5.00    70,000      $4.95        2          34,999      $4.84
              ------------                        -----------
                 95,000                              34,999
              ============                        ===========

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

Because the weighted-average fair values at date of grant were the same or lower than the market values at December 31, 2000, the Company's net income and earnings per share will be the same as the proforma net income and earnings per share. Therefore, the Company's proforma information has not been presented.

The weighted-average fair values at date of grant for options granted during the year ended December 31, 2000 were $1.79, and were estimated using the
Black-Scholes  option  valuation  model  with  the  following   weighted-average
assumptions:
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

NOTE 12 - SEGMENT INFORMATION

Information concerning operations in different lines of business for the years ended December 31, 2001 and 2000 is presented below. Inter-company transactions between segments are not material.

                        iVIDEONOW, INC. AND SUBSIDIARIES
                 (FORMERLY KNOWN AS DIGS, INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 12 - SEGMENT INFORMATION (Continued)

                                    DCP             DXF
                               Internet Video     Graphic
           2001                 and CD-ROM         Design      Consolidated
------------------------------ --------------  -------------  --------------
Net Operating Revenues         $        1,000  $     163,867  $      164,867
Operating Income (Loss)              (864,865)        26,706        (838,159)
Identifiable Operating Assets          25,010             --          25,010
Capital Expenditures                  142,245          3,202         145,447
Depreciation and Amortization  $       93,468  $       6,191  $       99,659

                                    DCP
                                  CD-ROM            DXF
                                Design and        Graphic
           2000                 Development        Design     Consolidated
------------------------------ --------------  -------------  --------------
Net Operating Revenues         $      109,300  $     415,548  $      524,848
Operating Income (Loss)            (1,293,736)        41,102      (1,252,634)
Identifiable Operating Assets         894,612        108,337       1,002,949
Capital Expenditures                  254,478         30,693         285,171
Depreciation and Amortization  $      222,933  $       5,188  $      228,121

Identifiable operating assets include cash, available-for-sale securities, trade accounts receivable, and fixed assets.

On August 31, 2001 and September 27, 2001, the Company sold its 100% interest in its subsidiaries DCP and DXF. Consequently, the above activities, which accounted for approximately 100% of the operating activities of the Company, represented the activities of DCP from January 1, 2001 through September 27, 2001 and DXF from January 1, 2001 through August 31, 2001. (See Note 14.)

NOTE 13 - RELATED PARTY TRANSACTIONS

During 2001, the Company paid its ex-President Peter Dunn $85,214 as consulting fees for the period from July 1, 2001 through December 31, 2001, in addition to salary and car allowance of $53,379.

NOTE 14 - DISCONTINUED OPERATIONS

On August 31, 2001, the Company sold its 100% interest in DXF Design, Inc. (DXF) to its officer, David Flemming, for a $25,000 note receivable. The note is secured by 1,000 shares of DXF's common stock, which represents 100% interest. The note has an 8% interest rate and is due on December 31, 2006.

On September 27, 2001, the Company sold 1,000 common shares of Digital Corporate Profiles, Inc. (DCP), which represent its 100% interest in DCP, for a $25,000 note receivable to an unrelated party. The note is secured by 1,000 shares of DCP's common stock. The note has an 8% interest rate and is due on December 31, 2006.
                                     F - 19
                        iVIDEONOW, INC. AND SUBSIDIARIES
                 (FORMERLY KNOWN AS DIGS, INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 14 - DISCONTINUED OPERATIONS (Continued)

The Company recorded a net loss from the sale of the subsidiaries in the amount of $42,182. The following is a summary of the net assets at the date of sales:

     Current assets                                           $          41,035
     Property, plant and equipment, net                                  38,963
     Loan receivable from officers                                       84,266
     Accounts payable and accrued expenses                              (72,082)
                                                              -----------------
                      Net Assets                              $          92,182
                                                              ==================

The Operating results of discontinued operations are as follows:

                                                     2001           2000
                                                 ------------   ------------
  Net revenue                                    $    164,867   $    524,848
  Net (loss) before provision of income taxes      (1,121,467)    (1,191,355)
  Provision for income taxes                           (1,600)        (3,200)
  (Loss) from discontinued operations            $ (1,165,249)  $ (1,194,555)
                                                 ============   ============

The accompanying consolidated financial statements have been restated to conform to discontinued operations treatment for all historical periods presented.

NOTE 15 - MARKETING DISCOUNTS

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

NOTE 16 - SHARES ISSUED FOR SERVICES

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

                        iVIDEONOW, INC. AND SUBSIDIARIES
                 (FORMERLY KNOWN AS DIGS, INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 16 - SHARES ISSUED FOR SERVICES (Continued)

As of December 31, 2000, the authorization for the issuance of the shares was rescinded. As of December 31, 2000, these expenses were paid to the vendor by one of the Company's stockholders. The Company has recorded the entire expenses against additional paid-in capital.

NOTE 17 - UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

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

NOTE 18 - SUBSEQUENT EVENTS

On January 16, 2002, the Board of Directors approved the issuance of 2,200,000 shares of common stock to the Company's President, Secretary, and Director for services that will be rendered during the calendar year of 2002. The shares were valued at $.02 per share for the total amount of $44,000. Compensation expenses will be recognized at $11,000 per quarter during 2002.