Form 10QSB
period 2002-03-31
IVIDEONOW INC
filed 2002-05-14
CIK 1088529

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2002

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                           Commission File No. 0-26351


                                 iVIDEONOW, INC.
            --------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


              Delaware                                      95-4603237
----------------------------------------           -----------------------------
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation of organization                      Identification No.)



     8450 E. Crescent Parkway, Suite 100, Greenwood Village, Colorado 80111
  -----------------------------------------------------------------------------
                      Address of principal executive office


                                 (720) 889-0133
                       ----------------------------------
                            Issuer's telephone number

Check whether the issuer has (1) filed all reports required by Section 12 or 5(d) of the Exchange Act during the past 12 months, and (2) been subject to such filing requirements for the past ninety (90) days. Yes ( X ) No ( )


     As of March 31, 2002, 24,000,000 shares of Common Stock were outstanding.

                                 iVIDEONOW, INC.
                          (A DEVELOPMENT STAGE COMPANY)







                                TABLE OF CONTENTS

                                                                     Pages
                                                                 ------------

PART 1: FINANCIAL INFORMATION

ITEM 1 - Financial Statements

  Independent Accountants' Report                                     2

  Balance Sheet (Unaudited) as of March 31, 2002                      3

  Condensed Consolidated Statements of Operations (Unaudited)
     For the Three Months Ended March 31, 2002 and 2001               4

  Condensed Consolidated Statements of Cash Flows (Unaudited)
     For the Three Months Ended March 31, 2002 and 2001               5

  Selected Information - Substantially All Disclosures
     Required by Generally Accepted Accounting Principles
     are Not Included                                               6 - 7

ITEM 2 - Management's Discussion And Analysis Of Financial
     Condition And Results Of Operations                            8 - 11

                         INDEPENDENT ACCOUNTANTS' REPORT





May 3, 2002


To The Board of Directors and Stockholders of
iVideoNow, Inc.
Greenwood Village, CO  80111

We have reviewed the accompanying balance sheet of iVideoNow, Inc. (a Development Stage Company) as of March 31, 2002, the related condensed consolidated statements of operations and the condensed consolidated statements of cash flows for the three months ended March 31, 2002 and 2001. These financial statements are the responsibility of the Corporation's management.

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




CALDWELL, BECKER, DERVIN, PETRICK & CO., L.L.P.
Woodland Hills, California
                                 iVIDEONOW, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                                  BALANCE SHEET
                                 MARCH 31, 2002
                                   (UNAUDITED)


                                     ASSETS


CURRENT ASSETS
     Cash                                                     $          14,636
     Prepaid expenses - officers salaries                                33,000
     Prepaid expenses - legal                                             2,273
     Miscellaneous receivable                                             2,658
                                                              -----------------
             Total Current Assets                                        52,567

LONG-TERM ASSET
     Notes receivable, including interest of $2,197                      52,197
     Deferred tax asset                                                      --
                                                              -----------------
             Total Assets                                     $         104,764
                                                              =================
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                         $          13,986
                                                              -----------------

STOCKHOLDERS' EQUITY
     Preferred stock,  par value $.01 per share;  20,000,000
       shares authorized, 0 shares issued and outstanding                    --
     Common  stock,  par value  $.001 per share;  80,000,000
       shares  authorized,   24,000,000  shares  issued  and
       outstanding                                                       24,000
     Additional paid-in capital                                       3,959,253
     Retained (deficit)                                              (3,864,455)
     (Deficit) accumulated during development stage                     (28,020)
                                                              -----------------
             Total Stockholders' Equity                                  90,778
                                                              -----------------

             Total Liabilities and Stockholders' Equity       $         104,764
                                                              =================




    See Accompanying Selected Information to Unaudited Condensed Consolidated
                              Financial Statements
                                 iVIDEONOW, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                       For the
                                                                     period from
                                            For the Three Months   January 1, 2002
                                              Ended March 31,       (Inception) to
                                                                       March 31,
                                              2002          2001         2002
                                          ------------  ------------  ------------
REVENUE                                   $         --  $         --  $         --
                                          ------------  ------------  ------------
OPERATING EXPENSES
    Professional services                       14,474            --        14,474
    Salaries - Officer                          11,000            --        11,000
    Other                                        3,676            --         3,676
                                          ------------   -----------  ------------
          Total Operating Expenses              29,150            --        29,150
                                          ------------   -----------  ------------
     (Loss) Before Other Expenses              (29,150)           --       (29,150)

OTHER INCOME (EXPENSE)
    Interest income                              1,130            --           1,130
                                          ------------   -----------  --------------
     (Loss) Before Provision for
             Income Taxes                      (28,020)           --         (28,020)

(PROVISION) FOR INCOME TAXES                        --            --              --
                                          ------------   -----------  --------------
     (Loss) from continuing operations    $    (28,020)  $        --   $     (28,020)
                                          ============   ===========  ==============
DISCONTINUED OPERATIONS
  (Loss) from discontinued operations of DCP
   and DXF (less applicable taxes of $1,600)        --      (335,784)             --
                                          ------------   -----------  --------------
   Net (Loss)                             $    (28,020)  $  (335,784) $      (28,020)
                                          ============   ===========  ==============
Basic and diluted (loss) per common share
 from continuing operations               $      (.001)  $        --  $       (.001)
                                          ============   ===========  =============
Basic and diluted (loss) per common share
 from discontinued operations             $         --   $     (0.05) $          --
                                          ============   ===========  =============
Weighted average common shares outstanding  23,633,333     6,648,631     23,633,333
                                          ============   ===========  =============

    See Accompanying Selected Information to Unaudited Condensed Consolidated
                              Financial Statements
                                 iVIDEONOW, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      For the
                                                                                    period from
                                                             For the Three Months January 1, 2002
                                                                Ended March 31,   (Inception) to
                                                          ------------------------    March 31,
                                                              2002         2001         2002
                                                          -----------  -----------  -----------
   Net (loss)                                             $   (28,020) $  (335,784) $   (28,020)
   Deduct: Net (loss) from discontinued operations                 --     (335,784)
                                                          -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) from continuing operations                      (28,020)          --      (28,020)
   Adjustments to reconcile net (loss) to net cash
  provided (used) by operating activities:
   Issuance of common stock for officers salaries              11,000           --       11,000
   (Increase) in prepaid expenses                              (2,273)          --       (2,273)
   (Decrease) in accounts payable                             (18,286)          --      (18,286)
   (Increase) in accrued interest income on notes receivable   (1,030)          --       (1,030)
                                                          -----------  -----------  -----------
      Net Cash (Used) by Operating Activities of
                  Continuing Operations                       (38,609)          --      (38,609)
                                                          -----------  -----------  -----------
      Net Cash (Used) by Continuing Operations                (38,609)          --      (38,609)

      Net Cash (Used) by Discontinued Operations                   --     (455,313)          --

                                                          -----------  -----------  -----------
NET (DECREASE) IN CASH                                        (38,609)    (455,313)     (38,609)
CASH AT THE BEGINNING OF THE PERIOD                                         53,245      682,123          53,245
                                                          -----------  -----------  -----------
CASH AT THE END OF THE PERIOD                             $    14,636  $   226,810  $    14,636
                                                          ===========  ===========  ===========
ADDITIONAL DISCLOSURES:
   Cash paid during the year for:
   Interest                                               $        --  $        --  $        --
                                                          ===========  ===========  ===========
   Income Taxes                                           $        --  $     1,600  $        --
                                                          ===========  ===========  ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of common stock for prepaid
  officers' salaries                                      $    33,000  $        --  $    33,000
                                                          ===========  ===========  ===========

    See Accompanying Selected Information to Unaudited Condensed Consolidated
                              Financial Statements
                                 iVIDEONOW, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              SELECTED INFORMATION
          Substantially All Disclosures Required By Generally Accepted
                     Accounting Principles are Not Included
                                 MARCH 31, 2002

NOTE 1 - MANAGEMENT'S STATEMENT

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10QSB and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of iVideoNow, Inc. (the Company) at March 31, 2002 and the results of operations and cash flows for the quarter ended March 31, 2002.

The notes to the Consolidated Financial Statements that are incorporated by reference into the 2001 Form 10-KSB should be read in conjunction with these Financial Statements.

NOTE 2  - BASIS OF CONSOLIDATION

The condensed consolidated statements of operations and cash flows for quarter ended March 31, 2001 include the accounts of iVideoNow, Inc. and its wholly owned subsidiaries, DCP (a California corporation), DXF (a California corporation) and DWV (a California corporation - inactive). All inter-company accounts and transactions have been eliminated in consolidation. On August 31, 2001 and September 27, 2001, the Company sold its 100% interests in DXF and DCP; therefore, the consolidated financial statements of iVideoNow, Inc. have been restated to reflect the disposition of DCP and DXF as discontinued operations. Accordingly, the revenues, costs of expenses, and cash flows of these discontinued operations have been excluded from the respective captions in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows, and have been reported through the dates of disposition as "Income (Loss) from Discontinued Operations" and "Net Cash (Used) by Discontinued Operations" for all periods presented. On January 1, 2002, the Company sold its 100% interest in DWV (a California corporation - inactive) at its book value of $100 to the Company's ex-President, Peter Dunn. The balance sheet as of March 31, 2002, and the condensed statement of operations and cash flows for the quarter ended March 31, 2002 includes only iVideoNow, Inc.

NOTE 3 - BASIS OF PRESENTATION

Because the Company has not generated any significant revenue since it sold its last subsidiary on January 1, 2002, it is considered a development stage company. Consequently, the accompanying financial statements have been prepared using the accounting formats prescribed for development stage enterprises in accordance with Financial Accounting Standards Board Statement No. 7.

                                 iVIDEONOW, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              SELECTED INFORMATION
          Substantially All Disclosures Required By Generally Accepted
                     Accounting Principles are Not Included
                                 MARCH 31, 2002
NOTE 4 - USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE 5 - EARNINGS PER SHARE

Fully diluted per share data is not presented, as the effects would be antidilutive.

NOTE 6 - STOCKHOLDERS' EQUITY

On January 16, 2002, the Board of Directors approved the issuance of 2,200,000 shares of common stock to the Company's President, Secretary, and Director for services that will be rendered during the calendar year of 2002. The shares were valued at $.02 per share for the total amount of $44,000. Compensation expenses will be recognized at $11,000 per quarter during 2002.

The following is an analysis of activities in the Stockholders' Equity for the three months ended March 31, 2002:

                                                                                     (Deficit)
                                                                                    Accumulated
                        Preferred       Common Stock      Additional                  During
                     -----------------------------------   Paid-In      Retained     Development
                     Shares  Amount    Shares    Amount    Capital      (Deficit)      Stage      Balance
                     ------  ------  ----------  -------  -----------  ------------  -----------  --------
Balance at
 December 31,2001        --  $   --  21,800,000  $21,800  $ 3,917,453  $(3,864,455)  $        --  $ 74,798

Issued shares for
 Services
 January 16, 2002        --      --   2,200,000    2,200       41,800          --             --    44,000

Net (Loss)
 March 31, 2002          --      --          --       --           --          --        (28,020)  (28,020)
                     ------  ------  ----------  -------  -----------  ------------  -----------  --------
Balance at
 March 31, 2002          --  $   --  24,000,000  $24,000  $ 3,959,253  $(3,864,455)  $   (28,020) $ 90,778
                     ======  ======  ==========  =======  ===========  ============  ===========  ========

NOTE 7 - UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has no revenue since inception. The Company plans to generate the additional cash needed through the completion of additional equity, debt, or merger transactions. There is no assurance, however, that the Company will be able to complete its plans in the future at commercially reasonable terms, if at all, or that the Company will be able to meet its future contractual obligations.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Overview:

iVideoNow, Inc. was a developer and producer of comprehensive multimedia and internet communication software. The Company provided its services to other businesses interested in communicating with their clients, investors, employees and the general public through the use of internet video. The Company conducted its operations through two wholly-owned subsidiaries, DXF, Inc. and Digital Corporate Profiles, Inc. The name of the Company was formally changed to iVideoNow, Inc. on June 15, 2000.

In July 2001, as a result of continuing operating losses, the Company ceased operations and laid off its employees. On August 31, 2001 and September 27, 2001, the Company sold all of the capital stock of DXF, Inc. and Digital Corporate Profiles, Inc., respectively. Each former subsidiary was sold for a $25,000 promissory note due December 31, 2006, with interest at 8% per annum.

Since October 2001, the Company's objective has been to acquire an operating company that has experienced management and the potential for profitable growth in exchange for the Company's securities. Such transaction may result in a change in control of the Company. Although the Company has been in preliminary discussions with several companies concerning a possible acquisition, the Company has not reached an agreement with any such company. There can be no assurances that such discussions will ultimately result in a transaction.

On December 31, 2001, the Company sold 11,000,000 shares of common stock in a private placement to 16 accredited investors for $220,000. The 11,000,000 shares represent approximately 50.5% of the outstanding shares of common stock. In conjunction with this transaction, effective December 31, 2001, the existing officers and directors of the Company resigned, and new officers and directors were appointed. The Company is continuing its efforts to raise new capital in 2002.

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

Results of Operations:

Three Months Ended March 31, 2002 and 2001 -

As of March 31, 2002, the Company did not have any revenue-generating operations. The Company had previously sold its operations for nominal consideration in August and September 2001. Accordingly, these operations were classified as discontinued operations in the accompanying financial statements.

Operating Expenses. For the three months ended March 31, 2002, the Company incurred professional services of $14,474, officer's salaries of $11,000 and other costs of $3,676. Officer's salaries for 2002 were paid through the issuance of 2,200,000 shares of common stock valued at $0.02 per share. The aggregate fair value of $44,000 is being charged to expense ratably throughout the year ending December 31, 2002. The Company did not have any similar operating expenses for the three months ended March 31, 2001, since all
operating   expenses   during  such  period  were   classified  in  discontinued
operations.

Other Income (Expense). For the three months ended March 31, 2002, interest income was $1,130. The Company did not have any interest income for the three months ended March 31, 2001.

Loss from Discontinued Operations. The Company had a net loss from discontinued operations of $335,784 during the three months ended March 31, 2001. The Company did not have a net loss from discontinued operations during the three months ended March 31, 2002.

Net Loss. The Company had a net loss of $28,020 for the three months ended March 31, 2002, as compared to a net loss of $335,784 for the three months ended March 31, 2001.

Liquidity and Capital Resources - March 31, 2002:

During the last few years, the Company has relied on the proceeds from the sales of its securities and short-term loans to provide the resources necessary to develop its business operations, which were sold during 2001.

Operating Activities. The Company utilized cash of $38,609 in continuing operations during the three months ended March 31, 2002. The Company utilized cash of $455,313 in discontinued operations during the three months ended March 31, 2001. The decrease in cash utilized in continuing and discontinued operations in 2002 as compared to 2001 of $416,704 was primarily a result of a decrease in operating activities in 2002, as a result of the sale of the Company's operating subsidiaries during the three months ended September 30, 2001. At March 31, 2002, the Company had cash and cash equivalents of $14,636, net working capital of $38,581, and a current ratio of 3.8:1. At December 31, 2001, the Company had cash and cash equivalents of $53,245, net working capital of $23,631, and a current ratio of 1.73:1.

The Company did not have any cash flows from investing or financing activities during the three months ended March 31, 2002 and 2001.

Officer's salaries for 2002 were paid through the issuance of 2,200,000 shares of common stock valued at $0.02 per share. The aggregate fair value of $44,000 is being charged to expense ratably throughout the year ending December 31, 2002. As of March 31, 2002, $33,000 of such amount was classified as a prepaid expense.

New Accounting Pronouncements:

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

Dated: May 13, 2002                        iVideoNow, Inc.


                                           /s/ Kevin R. Keating
                                           --------------------------------
                                           Kevin R. Keating, President