Form 10QSB
period 2002-06-30
IVIDEONOW INC
filed 2002-08-14
CIK 1088529

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

       [ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 (No Fee Required)

                           Commission File No. 0-26351



                                 iVIDEONOW, INC.
                                 ---------------
                 (Name of Small Business Issuer in its Charter)



              Delaware                                      77-0398908
----------------------------------------           -----------------------------
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation of organization                      Identification No.)


     8450 E. Crescent Parkway, Suite 100, Greenwood Village, Colorado 80111
     -----------------------------------------------------------------------
                      Address of principal executive office

                                 (720) 889-0133
                                 --------------
                            Issuer's telephone number

Check whether the issuer has (1) filed all reports required by Section 12 or 5(d) of the Exchange Act during the past 12 months, and (2) been subject to such filing requirements for the past ninety (90) days. Yes ( X ) No ( )

As of June 30, 2002, 24,000,000 shares of Common Stock were outstanding.

                                 iVIDEONOW, INC.
                          (A DEVELOPMENT STAGE COMPANY)







                                      INDEX

                                                                 Pages
                                                              -------------
PART I: FINANCIAL INFORMATION

  ITEM 1 - Financial Statements

     Independent Accountants' Report                               2

     Condensed Balance Sheet (Unaudited)
       as of June 30, 2002                                         3

     Condensed Statements of Operations (Unaudited)
       For the Quarter and Year-To-Date Periods Ended
       June 30, 2002 and 2001                                      4

     Condensed Statements of Cash Flows (Unaudited)
       For the Year-To-Date Periods Ended June 30, 2002
       and 2001                                                    5

     Selected Information - Substantially All Disclosures
       Required by Generally Accepted Accounting Principles
       are Not Included                                          6 - 8

  ITEM 2 - Management's Discussion And Analysis Of Financial
              Condition And Results Of Operations                9 - 12

                         INDEPENDENT ACCOUNTANTS' REPORT





July 18, 2002, except for Note 8, as to which the date is August 13, 2002


To The Board of Directors and Stockholders of
iVideoNow, Inc.
Greenwood Village, CO  80111


We have reviewed the accompanying condensed balance sheet of iVideoNow, Inc. (Development Stage Company, inception date of January 1, 2002) as of June 30, 2002, the related condensed statements of operations for the quarter and year-to-date periods ended June 30, 2002 and 2001, and the condensed statements of cash flows for the year-to-date periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to such condensed financial statements for them to be in conformity with generally accepted accounting principles.

The accompanying condensed financial statements have been prepared assuming that the Corporation will continue as a going concern. As discussed in Note 7 to the condensed financial statements, and Note 17 to the annual financial statements for the year ended December 31, 2001 (not presented herein), certain conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Notes 7 and 17 to the respective financial statements.



CALDWELL, BECKER, DERVIN, PETRICK & CO., L.L.P.
Woodland Hills, California
                                 iVIDEONOW, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                             CONDENSED BALANCE SHEET
                                  JUNE 30, 2002
                                   (UNAUDITED)


                                     ASSETS

 CURRENT ASSETS
     Cash                                                               494
     Prepaid expenses - officers' salaries                           22,000
     Miscellaneous receivable                                         2,658
                                                               ------------

              Total Current Assets                                   25,152
                                                               ------------

 LONG-TERM ASSETS
     Notes receivable, including interest of $3,227                  53,227
     Deferred tax asset                                                  --
                                                               ------------

              Total Assets                                     $     78,379
                                                               ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
     Accounts payable                                          $     20,490
                                                               ------------
 STOCKHOLDERS' EQUITY
     Preferred stock,par value $.01 per share; 20,000,000
       shares authorized, 0 shares issued and outstanding                --
     Common stock, par value $.001 per share;  80,000,000
       shares authorized, 24,000,000  shares  issued  and
       outstanding                                                   24,000
     Additional paid-in capital                                   3,959,253
     Accumulated (deficit)                                       (3,864,455)
     (Deficit) accumulated during development stage                 (60,909)
                                                               ------------
              Total Stockholders' Equity                             57,889
                                                               ------------
              Total Liabilities and Stockholders' Equity       $     78,379
                                                               ============







                 See The Accompanying Selected Information to
                    Unaudited Condensed Financial Statements
                                 iVIDEONOW, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                          For the Quarter Ended   For the Year-to-Date Periods
                                                 June 30,                Ended June 30,
                                      --------------------------- ---------------------------
                                                                    (Note 3)
                                           2002            2001       2002           2001
                                      ------------- ------------- ------------- -------------
REVENUE                               $         --  $         --  $         --  $          --
                                      ------------  ------------  ------------  -------------
OPERATING EXPENSES
  Professional services                     21,475            --        35,949              --
  Salaries - Officer                        11,000            --        22,000              --
  Other                                        678            --         4,354              --
                                      ------------  ------------  ------------  --------------
      Total Operating Expenses              33,153            --        62,303              --
                                      ------------  ------------  ------------  --------------
      Income/(Loss) from Operations        (33,153)           --       (62,303)             --

OTHER INCOME/(EXPENSE)
  Interest income                            1,064            --         2,194              --
                                      ------------  ------------  ------------  --------------
        Income/(Loss) Before Taxes         (32,089)           --       (60,109)             --
(PROVISION) FOR INCOME TAXES                  (800)           --          (800)             --
                                      ------------  ------------  ------------  --------------
        (Loss) from continuing
           operations                      (32,889)           --       (60,909)             --
DISCONTINUED OPERATIONS
  (Loss) from discontinued
    operations of DCP and
    DXF (less applicable taxes
    of $1,600)                                  --      (365,093)           --        (700,877)
                                      ------------  ------------  ------------  --------------
        Net (Loss)                    $    (32,889) $   (365,093) $    (60,909)  $    (700,877)
                                      ============  ============  ============  ==============
(Loss) per share and common
   share equivalents                  $      (.001) $      (.052) $      (.003)  $       (.102)
                                      ============  ============  ============  ==============
Weighted average common
   shares outstanding                   24,000,000     7,044,235    23,817,680       6,848,631
                                      ============  ============  ============  ==============












                 See The Accompanying Selected Information to
                    Unaudited Condensed Financial Statements
                                 iVIDEONOW, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         For the Year-to-Date
                                                        Periods Ended June 30,
                                                      --------------------------
                                                        (Note 3)
                                                          2002             2001
                                                      ------------- ------------
 CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
  Net (loss)                                          $    (60,909) $  (700,877)
  Deduct: Net (loss) from discontinued operations               --      700,877
                                                      ------------  -----------

 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) from continuing operations                   (60,909)          --
   Adjustments to reconcile net (loss) to
    net cash provided (used) by operating activities:
      Issuance of common stock for officers salaries        22,000           --
      (Decrease) in accounts payable                       (11,782)          --
      (Increase) in accrued interest income on
         notes receivable                                   (2,060)          --
                                                      ------------  -----------
       Net Cash (Used) by Operating Activities
         of Continuing Operations                          (52,751)          --
                                                      ------------  -----------
       Net Cash (Used) by Continuing Operations            (52,751)          --

       Net Cash (Used) by Discontinued Operations               --     (684,804)
                                                      ------------  -----------
 NET INCREASE (DECREASE) IN CASH                           (52,751)    (684,804)

 CASH AT THE BEGINNING OF THE PERIODS                       53,245      682,123
                                                      ------------  -----------
 CASH AT THE END OF THE PERIODS                       $        494  $    (2,681)
                                                      ============  ===========
 ADDITIONAL DISCLOSURES:
     Cash paid during the year for:

       Interest                                       $         --  $        --
                                                      ============  ===========
       Income taxes                                   $         --  $     1,600
                                                      ============  ===========
 NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Issuance of common stock for prepaid
        officers' salaries                            $     22,000  $        --
                                                      ============  ===========



                 See The Accompanying Selected Information to
                    Unaudited Condensed Financial Statements
                                 iVIDEONOW, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              SELECTED INFORMATION
                    Substantially All Disclosures Required By
           Generally Accepted Accounting Principles are Not Included
                                  JUNE 30, 2002

NOTE 1 - MANAGEMENT'S STATEMENT

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10QSB and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of iVideoNow, Inc. (the Company) at June 30, 2002 and the results of operations and cash flows for the periods ended June 30, 2002.

The notes to the consolidated financial statements that are incorporated by reference into the 2001 Form 10-KSB should be read in conjunction with these financial statements.

NOTE 2  - BASIS OF CONSOLIDATION

The condensed consolidated statements of operations and cash flows for periods ended June 30, 2001 include the accounts of iVideoNow, Inc. and its wholly owned subsidiaries, DCP (a California corporation), DXF (a California corporation) and DWV (a California corporation - inactive). All inter-company accounts and transactions have been eliminated in consolidation. On August 31, 2001 and September 27, 2001, the Company sold its 100% interests in DXF and DCP; therefore, the consolidated financial statements of iVideoNow, Inc. have been restated to reflect the disposition of DCP and DXF as discontinued operations. Accordingly, the revenues, costs of expenses, and cash flows of these discontinued operations have been excluded from the respective captions in the Condensed Statements of Operations and Condensed Statements of Cash Flows, and have been reported through the dates of disposition as "Income (Loss) from Discontinued Operations" and "Net Cash (Used) by Discontinued Operations" for all periods presented. On January 1, 2002, the Company sold its 100% interest in DWV (a California corporation - inactive) at its book value of $100 to the Company's ex-President, Peter Dunn. The balance sheet as of June 30, 2002, and the condensed statement of operations and cash flows for the periods ended June 30, 2002 includes only iVideoNow, Inc.

NOTE 3 - BASIS OF PRESENTATION

Because the Company has not generated any significant revenue since it sold its last subsidiary on January 1, 2002, it is considered a development stage company. Consequently, the accompanying condensed financial statements have been prepared using the accounting formats prescribed for development stage enterprises in accordance with Financial Accounting Standards Board Statement No. 7. The inception of the Development Stage Period is January 1, 2002. The amounts presented for the year-to-date period ended June 30, 2002 are also the amounts from the Company's inception.

                                 iVIDEONOW, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              SELECTED INFORMATION
                    Substantially All Disclosures Required By
           Generally Accepted Accounting Principles are Not Included
                                  JUNE 30, 2002

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

The following is an analysis of activities in the Stockholders' Equity for the six months ended June 30, 2002:

                                                                                        (Deficit)
                                                                                       Accumulated
                           Preferred       Common Stock      Additional                  During
                        --------------  -------------------  Paid-In     Accumulated   Development
                        Shares  Amount    Shares    Amount    Capital     (Deficit)       Stage      Balance
                        ------  ------  ----------  -------  ----------  ------------  -----------  ---------
  Balance at
  December 31,2001          --  $   --  21,800,000  $21,800  $3,917,453  $(3,864,455)  $       --   $ 74,798

  Issued shares for
  Services
  January 16, 2002          --      --   2,200,000    2,200      41,800          --            --     44,000

  Net (Loss)
  June 30, 2002             --      --          --       --          --          --       (60,909)   (60,909)
                        ------  ------  ----------  -------  ----------  ------------  ----------   --------
  Balance at
  June 30, 2002             --  $   --  24,000,000  $24,000  $3,959,253  $(3,864,455)  $  (60,909)  $ 57,889
                        ======  ======  ==========  =======  ==========  ============  ==========   ========

                                 iVIDEONOW, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              SELECTED INFORMATION
                    Substantially All Disclosures Required By
           Generally Accepted Accounting Principles are Not Included
                                  JUNE 30, 2002

NOTE 7 - UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has not generated any revenue since inception. The Company plans to generate the additional cash needed through the completion of additional equity, debt, or merger transactions. There is no assurance, however, that the Company will be able to complete its plans in the future at commercially reasonable terms, if at all, or that the Company will be able to meet its future contractual obligations.

NOTE 8 - SUBSEQUENT EVENT

On August 1, 2002, the Company issued 1,000,000 shares of its common stock, par value of $.001, $.03 per share for a total value of $30,000 to an unrelated party.

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

Results of Operations:

Six Months Ended June 30, 2002 and 2001 -

As of June 30, 2002, the Company did not have any revenue-generating operations. The Company had previously sold its operations for nominal consideration in August and September 2001. Accordingly, these operations were classified as discontinued operations in the accompanying financial statements.

Operating Expenses. For the Six months ended June 30, 2002, the Company incurred professional services of $35,949, officer's salaries of $22,000 and other costs of $4,354. Officer's salaries for 2002 were paid through the issuance of 2,200,000 shares of common stock valued at $0.02 per share. The aggregate fair value of $44,000 is being charged to expense ratably throughout the year ending December 31, 2002. The Company did not have any similar operating expenses for the Six months ended June 30, 2001, since all operating expenses during such period were classified in discontinued operations.

Other Income (Expense). For the Six months ended June 30, 2002, interest income was $2,184. The Company did not have any interest income for the Six months ended June 30, 2001.

Loss from Discontinued Operations. The Company had a net loss from discontinued operations of $700,877 during the Six months ended June 30, 2001. The Company did not have a net loss from discontinued operations during the Six months ended June 30, 2002.

Net Loss. The Company had a net loss of $60,909 for the Six months ended June 30, 2002, as compared to a net loss of $700,877 for the Six months ended June 30, 2001.

Liquidity and Capital Resources - June 30, 2002:

During the last few years, the Company has relied on the proceeds from the sales of its securities and short-term loans to provide the resources necessary to develop its business operations, which were sold during 2001.

Operating Activities. The Company utilized cash of $52,751 in continuing operations during the Six months ended June 30, 2002. The Company utilized cash of $684,804 in discontinued operations during the six months ended June 30, 2001. The decrease of $632,053 in cash utilized in the continuing and discontinued operations in 2002 as compared to 2001 was a primary result of discontinued operating activities in 2002, from its wholly-owned subsidiaries, which were sold by September 30, 2001. At June 30, 2002, the Company had cash and cash equivalents of $494, net working capital of $4,662, and a current ratio of 1.23:1. At December 31, 2001, the Company had cash and cash equivalents of $53,245, net working capital of $23,631, and a current ratio of 1.73:1.

The Company did not have any cash flows from investing or financing activities during the Six months ended June 30, 2002 and 2001.

Officer's salaries for 2002 were paid through the issuance of 2,200,000 shares of common stock valued at $0.02 per share. The aggregate fair value of $44,000 is being charged to expense ratably throughout the year ending December 31, 2002. As of June 30, 2002, $22,000 of such amount was classified as a prepaid expense.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:

       99.1 Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       99.2 Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    Form 8-K:

       None


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused his report to be signed on its behalf by the undersigned, thereunto duly authorized.





Dated: August 14, 2002                       iVideoNow, Inc.


                                             /s/ Kevin R. Keating
                                             --------------------------------
                                             Kevin R. Keating, President