Form 10QSB
period 2002-09-30
IVIDEONOW INC
filed 2002-11-14
CIK 1088529

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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



     383 Inverness Drive South, Suite 100, Englewood, Colorado 80112
     ----------------------------------------------------------------------
                      Address of principal executive office

                                 (720) 889-0133
                                 --------------
                            Issuer's telephone number

Check whether the issuer has (1) filed all reports required by Section 12 or 5(d) of the Exchange Act during the past 12 months, and (2) been subject to such filing requirements for the past ninety (90) days. Yes ( X ) No ( )

As  of September 30, 2002, 25,000,000 shares of Common Stock were outstanding.

                                 iVIDEONOW, INC.
                          (A DEVELOPMENT STAGE COMPANY)



                                      INDEX

                                                                          Pages
                                                                          -----
PART  I:  FINANCIAL  INFORMATION

  ITEM  1  -  Financial  Statements

       Independent Accountants' Report                                       2

       Condensed Balance Sheet (Unaudited) as of September 30, 2002          3

       Condensed  Statements  of  Operations  (Unaudited)
        For the Quarter and Year-To-Date Periods Ended
        September 30, 2002 and 2001                                          4

     Condensed  Statements  of  Cash  Flows  (Unaudited)
       For the Year-To-Date Periods Ended September 30, 2002 and 2001        5

     Selected  Information - Substantially All Disclosures
       Required by Generally Accepted Accounting Principles
       are Not Included                                                     6-7

  ITEM  2  -  Management's  Discussion  And  Analysis  Of  Financial
               Condition And Results Of Operations                          8-11

                         INDEPENDENT ACCOUNTANTS' REPORT




October  21,  2002





To  The  Board  of  Directors  and  Stockholders  of
iVideoNow,  Inc.
Greenwood  Village,  CO  80111

We have reviewed the accompanying condensed balance sheet of iVideoNow, Inc. (Development Stage Company, inception date of January 1, 2002) as of September 30, 2002, the related condensed statements of operations for the quarter and year-to-date periods ended September 30, 2002 and 2001, and the condensed statements of cash flows for the year-to-date periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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



CALDWELL, BECKER, DERVIN, PETRICK & CO.,  L.L.P.
Woodland  Hills,  California
                                 iVIDEONOW, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                             CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
       Cash                                                              $  19,271
       Prepaid expenses - officers' salaries                                11,000
       Miscellaneous receivable                                              2,658
                                                                         ----------

                  Total Current Assets                                      32,929
                                                                         ----------

LONG-TERM ASSETS
       Notes receivable, including interest of $4,257                       54,257
       Deferred tax asset                                                        -
                                                                         ----------

                  Total Assets                                           $  87,186
                                                                         ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT  LIABILITIES


Accounts payable                                                         $  20,952
                                                                       ------------
STOCKHOLDERS' EQUITY
       Preferred stock, par value $.01 per share; 20,000,000
         shares authorized, 0 shares issued and outstanding                      -
       Common stock, par value $.001 per share; 80,000,000
         shares authorized, 25,000,000 shares issued and outstanding        25,000
       Additional paid-in capital                                        3,988,253
       Accumulated (deficit)                                            (3,864,455)
       (Deficit) accumulated during development stage                      (82,564)
                                                                       ------------

                  Total Stockholders' Equity                                66,234
                                                                       ------------

                  Total Liabilities and Stockholders' Equity           $    87,186
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
                                   (UNAUDITED)

                                                       For the Quarter Ended    For the Year-to-Date Periods
                                                            September 30,             Ended September 30,
                                                      -------------------------  --------------------------
                                                                                   (Note 3)
                                                          2002         2001          2002          2001
                                                      ------------  -----------  ------------  ------------
REVENUE                                               $         -   $        -    $        -   $         -
                                                      ------------  -----------  ------------  ------------
OPERATING EXPENSES
       Professional services                               11,564            -        47,513             -
       Salaries - Officer                                  11,000            -        33,000             -
       Other                                                  164            -         4,518             -
                                                      ------------  -----------  ------------  ------------

                  Total Operating Expenses                 22,728            -        85,031             -
                                                      ------------  -----------  ------------  ------------

                  (Loss) from Operations                  (22,728)           -       (85,031)            -

OTHER INCOME/(EXPENSE)
       Interest income                                      1,073            -         3,267             -
                                                      ------------  -----------  ------------  ------------

                  (Loss) Before Taxes                     (21,655)           -       (81,764)            -

(PROVISION) FOR INCOME TAXES                                    -            -          (800)            -
                                                      ------------  -----------  ------------  ------------

                  (Loss) from Continuing Operations       (21,655)           -       (82,564)            -

DISCONTINUED OPERATIONS
       (Loss) from discontinued operations of
         DCP and DXF (less applicable taxes of
         $ 1,600)                                               -      (465,105)            -   (1,165,982)
                                                      ------------  -----------  ------------  ------------

                  Net (Loss)                          $   (21,655)  $ (465,105)  $   (82,564)  $(1,165,982)
                                                      ============  ===========  ============  ============

(Loss) per share and common share equivalents              (0.001)       (0.05)       (0.003)        (0.16)
                                                      ============  ===========  ============  ============

Weighted average common shares outstanding             24,622,222    8,648,631    24,084,249     7,447,166
                                                      ============  ===========  ============  ============

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




                                                                       For the Year-to-Date Periods
                                                                            Ended September 30,
                                                                          -----------------------
                                                                          (Note 3)
                                                                            2002         2001
                                                                          ---------  ------------
CASH FLOWS PROVIDED (USED) BY OPERATING
 ACTIVITIES:
       Net (loss)                                                         $(82,564)  $(1,165,982)
       Deduct: Net (loss) from discontinued operations                           -     1,165,982
                                                                          ---------  ------------

CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
       Net (loss) from continuing operations                               (82,564)            -
       Adjustments to reconcile net (loss) to net cash provided (used)
        by operating activities:
          Issuance of common stock for officers salaries                    33,000             -
          (Decrease) in accounts payable                                   (11,320)            -
          (Increase) in accrued interest income on notes receivable         (3,090)            -
                                                                          ---------  ------------

                  Net Cash (Used) by Operating Activities of Continuing
                   Operations                                              (63,974)            -
                                                                          ---------  ------------

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
       Issuance of common stock                                             30,000             -
                                                                          ---------  ------------

                  Net Cash (Used) by Continuing Operations                 (33,974)            -
                                                                          ---------  ------------

                  Net Cash (Used) by Discontinued Operations                     -      (682,123)
                                                                          ---------  ------------

NET INCREASE (DECREASE) IN CASH                                            (33,974)     (682,123)

CASH AT THE BEGINNING OF THE PERIODS                                        53,245      (682,123)
                                                                          ---------  ------------

CASH AT THE END OF THE PERIODS                                            $ 19,271   $         -
                                                                          =========  ============

ADDITIONAL DISCLOSURES:
       Cash paid during the periods for:

         Interest                                                         $      -   $     1,286
                                                                          =========  ============

         Income taxes                                                     $      -   $     1,600
                                                                          =========  ============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
       Issuance of common stock for officers' salaries                    $ 44,000   $         -
                                                                          =========  ============

       Notes receivable from sale of subsidiaries                         $      -   $    50,000
                                                                          =========  ============

See the Accompanying Selected Information to Unaudited Condensed Financial Statements


                                 iVIDEONOW, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              SELECTED INFORMATION
      Substantially All Disclosures Required By Generally Accepted Accounting
                           Principles are Not Included
                               SEPTEMBER 30, 2002



NOTE  1  -  MANAGEMENT'S  STATEMENT

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10QSB and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of iVideoNow, Inc. (the Company) at September 30, 2002 and the results of operations and cash flows for the periods ended September 30, 2002 and 2001.

The notes to the consolidated financial statements that are incorporated by reference into the 2001 Form 10-KSB should be read in conjunction with these financial statements.

NOTE  2  -  BASIS  OF  CONSOLIDATION

The condensed consolidated statements of operations and cash flows for the period ended September 30, 2001 includes the accounts of iVideoNow, Inc. and its wholly owned subsidiaries, DCP (a California corporation), DXF (a California corporation) and DWV (a California corporation - inactive). All inter-company accounts and transactions have been eliminated in consolidation. On August 31, 2001 and September 27, 2001, the Company sold its 100% interests in DXF and DCP; therefore, the consolidated financial statements of iVideoNow, Inc. have been restated to reflect the disposition of DCP and DXF as discontinued operations. Accordingly, the revenues, costs of expenses, and cash flows of these discontinued operations have been excluded from the respective captions in the Condensed Statements of Operations and Condensed Statements of Cash Flows, and have been reported through the dates of disposition as "Income (Loss) from Discontinued Operations" and "Net Cash (Used) by Discontinued Operations" for all periods presented. On January 1, 2002, the Company sold its 100% interest in DWV (a California corporation - inactive) at its book value of $100 to the Company's ex-President, Peter Dunn. The balance sheet as of September 30, 2002, and the condensed statement of operations and cash flows for the periods ended September 30, 2002 includes only iVideoNow, Inc.

NOTE  3  -  BASIS  OF  PRESENTATION

Because the Company has not generated any significant revenue since it sold its last subsidiary on January 1, 2002, it is considered a development stage company. Consequently, the accompanying condensed financial statements have been prepared using the accounting formats prescribed for development stage enterprises in accordance with Financial Accounting Standards Board Statement No. 7. The inception of the Development Stage Period is January 1, 2002. The amounts presented for the year-to-date period ended September 30, 2002 are also the amounts from the Company's inception.

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

On January 16, 2002, the Board of Directors approved the issuance of 2,200,000 shares of common stock to the Company's President, Secretary, and Director for services that will be rendered during the calendar year of 2002. The shares were valued at $.02 per share for the total amount of $44,000. Compensation expenses will be recognized at $11,000 per quarter during 2002. On August 6, 2002, the Company issued 1,000,000 shares of its common stock, par value of $.001, $.03 per share for $30,000 to an unrelated party.

The following is an analysis of activities in the Stockholders' Equity for the nine months ended September 30, 2002:



                                                                                       (Deficit)
                          Preferred         Common Stock                              Accumulated
                        --------------  -------------------
                                                             Additional                 During
                                                              Paid-in     Accumulated Development
                       Shares  Amount     Shares    Amount    Capital     (Deficit)      Stage     Balance
                       ------  -------  ----------  -------  ----------  ------------  ---------  ---------
Balance at
  December 31, 2001         -  $     -  21,800,000  $21,800  $3,917,453  $(3,864,455)  $      -   $ 74,798

Issued shares
  for services
 January 16, 2002           -        -   2,200,000    2,200      41,800            -          -     44,000

Issued shares
  August 6, 2002            -        -   1,000,000    1,000      29,000            -          -     30,000

Net (Loss)
  September 30, 2002        -        -           -        -           -            -    (82,564)   (82,564)
                       ------  -------  ----------  -------  ----------  ------------  ---------  ---------

Balance at
  September 30, 2002        -  $     -  25,000,000  $25,000  $3,988,253  $(3,864,455)  $(82,564)  $ 66,234
                       ======  =======  ==========  =======  ==========  ============  =========  =========


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

On August 6, 2002, the Company sold 1,000,000 to one, accredited investor for $30,000. The funds are being utilized for the limited operations of the Company.

The only foreseeable cash requirements during the next twelve months will be related to maintaining our status as a corporate entity, complying with the periodic reporting requirements of the U.S. Securities and Exchange Commission, and evaluating and reviewing possible business ventures and opportunities. We do not anticipate raising additional capital in the next twelve months. If additional funds are required, it is anticipated that management will advance such funds as loans to the Company. Any loan will not be on terms less favorable than one that could obtain from a commercial lender. If new capital is required, the Company may not be able to raise it; or the terms and conditions relating to the acquisition of such new capital may not be favorable to the Company.

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

RESULTS  OF  OPERATIONS:

NINE  MONTHS  ENDED  SEPTEMBER  30,  2002  AND  2001  -

As of September 30, 2002, the Company did not have any revenue-generating operations. The Company had previously sold its operations for nominal consideration in August and September 2001. Accordingly, these operations were classified as discontinued operations in the accompanying financial statements.

Operating Expenses. For the Nine months ended September 30, 2002, the Company incurred professional services of $47,513, officer's salaries of $33,000 and other costs of $4,518. Officer's salaries for 2002 were paid through the issuance of 2,200,000 shares of common stock valued at $0.02 per share. The aggregate fair value of $44,000 is being charged to expense ratably throughout the year ending December 31, 2002. The Company did not have any similar operating expenses for the Nine months ended September 30, 2001, since all operating expenses during such period were classified in discontinued operations.

Other Income (Expense). For the Nine months ended September 30, 2002, interest income was $3,267. The Company did not have any interest income for the Nine months ended September 30, 2001.

Loss from Discontinued Operations. The Company had a net loss from discontinued operations of $1,165,982 during the Nine months ended September 30, 2001. The Company did not have a net loss from discontinued operations during the Nine months ended September 30, 2002.

Net Loss. The Company had a net loss of $82,564 for the Nine months ended September 30, 2002, as compared to a net loss of $1,165,982 for the Nine months ended September 30, 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES  -  SEPTEMBER  30,  2002:

During the last few years, the Company has relied on the proceeds from the sales of its securities and short-term loans to provide the resources necessary to develop its business operations, which were sold during 2001.

Operating Activities. The Company utilized cash of $33,974 in continuing operations during the Nine months ended September 30, 2002. The Company utilized cash of $684,804 in discontinued operations during the Nine months ended September 30, 2001. The decrease of $650,830 in cash utilized in the continuing and discontinued operations in 2002 as compared to 2001 was a primary result of discontinued operating activities in 2002, from its wholly-owned subsidiaries, which were sold by September 30, 2001. At September 30, 2002, the Company had cash and cash equivalents of $19,271, net working capital of $11,977, and a current ratio of 1.6. At December 31, 2001, the Company had cash and cash equivalents of $53,245, net working capital of $23,631, and a current ratio of 1.73:1.

The Company did not have any cash flows from investing or financing activities during the Nine months ended September 30, 2002 and 2001.

Officer's salaries for 2002 were paid through the issuance of 2,200,000 shares of common stock valued at $0.02 per share. The aggregate fair value of $44,000 is being charged to expense ratably throughout the year ending December 31, 2002. As of September 30, 2002, $11,000 of such amount was classified as a prepaid expense.

NEW  ACCOUNTING  PRONOUNCEMENTS:

In September 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, SFAS No. 142 includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of the existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test Nine months from the date of adoption. The Company does not expect that the adoption of SFAS No. 142 will have any impact on the Company's financial statement presentation or disclosures.

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



Dated:  November  14,  2002                       iVideoNow,  Inc.


                                           /s/  Kevin  R.  Keating
                                           --------------------------------
                                           Kevin  R.  Keating,  President