Form 10KSB
period 2002-12-31
IVIDEONOW INC
filed 2003-03-31
CIK 1088529

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

                  For the fiscal year ended December 31, 2002

                             Commission File Number
                             ----------------------
                                     0-26351

                                 iVIDEONOW, INC.
                                   ----------
                 (Name of Small Business Issuer in its charter)

               DELAWARE                                77-0398908
     -------------------------------               -------------------
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization).              Identification No.)

           383 Inverness Parkway, Suite 100, Englewood, Colorado 80112
     ----------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (720) 889-0133

        Securities registered pursuant to Section 12 (b) of the Act: None

    Securities registered pursuant to Section 12 (g) of the Act: Common Stock

Check whether Issuer: (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form or any amendment to this Form 10-KSB. / /

Issuer's Revenues for its most recent fiscal year: $0.

As of March 28, 2003, the aggregate market value of the voting stock held by non-affiliates of the Issuer's shares were $1,074,160. The market value of Common Stock of the Issuer, par value $.001 per share was computed by reference to the average of the closing bid and asked prices of one share on such date, which was $0.08.

The number of shares outstanding of the Issuer's Common Stock, par value $.001 per share, as of March 28, 2003, was 25,000,000 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

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

On June 15, 2000 the name of the Company was officially changed to iVideoNow, Inc. (VNOW). At that time, the name change allowed the Company to align itself more closely to its flagship product, the iVideoNow Player, as well as align itself more closely to the technical, Internet and media industries in which it operated.

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

Subsequent Event

On March 3, 2003, the Registrant entered into a binding letter of intent to acquire all of the issued and outstanding capital stock of 99 Cent Stuff, LLC in exchange for 19,000,000 shares ("post split") of the Registrant's common stock. As a pre-condition to the acquisition, the Registrant has agreed to effect a 1-for-25 reverse stock split, reducing the total issued and outstanding common stock of the Registrant to approximately 1,000,000 shares. At the closing, 99 Cent Stuff will become a wholly-owned subsidiary of the Registrant, and the 99 Cent Stuff shareholders will own approximately 95% of the Registrant's issued and outstanding common stock. Furthermore, upon the close of the acquisition, the Registrant will change its name to "99 Cent Stuff, Inc."

The closing of the transaction is subject to certain covenants, conditions and representations, audit statements, various due diligence requirements, and the completion by 99 Cent Stuff, LLC of a private placement of at least $3,000,000. There is no assurance that the transaction will close.

If an Acquisition Agreement has not been executed by the Registrant and 99 Cent Stuff by April 30, 2003, or at a later date mutually agreed upon, the letter of intent shall automatically expire. In addition, 99 Cent Stuff, LLC has agreed to pay a "Break-up Fee" of between $50,000 and $100,000 if, during the term of the letter of intent, it enters into a transaction other than the acquisition by the Registrant.

99 Cent Stuff, LLC operates ten "big box" stores located in Florida. Its stores offer a variety of products priced at 99 cents or less. Revenues for the year 2002 were in excess of $38,000,000. Its growth plan, during 2003 to 2004, calls for the opening of up to 15 additional stores in Florida area.

Employees

As of December 31, 2002, the Company had no full-time employees.

ITEM 2  DESCRIPTION OF PROPERTY.
        -----------------------
The Company has no properties and at this time has no agreements to acquire any properties.

The Company presently occupies office space supplied by a shareholder at 383 Inverness Parkway, Suite 100, Englewood, Colorado 80112. This space is provided to the Company on a rent-free basis, and it is anticipated that this arrangement will remain until such time as the Company successfully consummates a merger or acquisition. Management believes that this arrangement will meet the Company's needs for the foreseeable future.

ITEM 3  LEGAL PROCEEDINGS.
        -----------------
None.

ITEM 4.  SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS.
         ------------------------------------------------
None.

                                     PART II

ITEM 5 MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
       ------------------------------------------------------------------------

(a) The Company's Common Stock is trading on the NASD's OTC Bulletin Board under the symbol "VNOW". The following quotations reflect the high and low bids for VNOW's Common Stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low prices on a quarterly basis for the last two years are as follows:

                      2001            High Bid     Low Bid
                 ----------------  -------------  ----------
                 First Quarter         $0.15        $0.13
                 Second Quarter        $0.14        $0.05
                 Third Quarter         $0.14        $0.05
                 Fourth Quarter        $0.06        $0.028

                      2002            High Bid     Low Bid
                 ----------------    -----------  ----------
                 First Quarter         $0.08        $0.05
                 Second Quarter        $0.05        $0.05
                 Third Quarter         $0.075       $0.04
                 Fourth Quarter        $0.09        $0.05

(b) As of March 31, 2003, there were approximately 400 record holders of the Company's Common Stock. In addition, there were approximately 700 shareholders in street name whose shares are held in the name of other nominees.

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

In July 2001, as a result of continuing operating losses, the Company ceased operations and laid off its employees. On August 31, 2001 and September 27, 2001, the Company sold all of the capital stock of DXF, Inc. and Digital Corporate Profiles, Inc., respectively. On January 1, 2002, the Company sold its 100% interest in Digs Web Video, Inc., an inactive subsidiary.

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

Going Concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the accompanying financial statements do not purport to represent the realizable or settlement values. The Company has incurred net losses since inception and has experienced severe liquidity problems. During 2001, the Company laid off all of its employees and sold its business operations for nominal consideration. As a result of these factors, the Company's independent certified public accountants have expressed substantial doubt about the Company's ability to continue as a going concern.

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

Critical Accounting Policies:

The Company prepared the financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company's financial statements.

Notes Receivable:

The Company had notes receivable aggregating $54,257 (including accrued interest of $4,257) at September 30, 2002, which bear interest at 8% per annum and are due on December 31, 2006. The notes are secured by the Company's former subsidiaries, the operations of which were discontinued in July 2001. The Company periodically evaluates the collectability of these notes receivable based on various factors. For the year ended December 31, 2002, the Company has determined that these notes receivable were not collectable and had recognized a loss of the notes, principal and accrued interest in an amount of $50,000 and $4,527, respectively.

Results of Operations:

Years Ended December 31, 2002 and 2001 -

As of December 31, 2002, the Company did not have any revenue-generating operations. Its activities are currently focused on identifying and acquiring an operating company with experienced management and the opportunity for profitable growth in exchange for the Company's securities. The Company has not identified any particular acquisition. There can be no assurances that the Company will be successful in this regard.

Operating Expenses. Operating expenses for continued operations were $101,779 for the year ended December 31, 2002, as compared to $84,433 for the year ended December 31, 2001. Operating expenses for discontinued operations were $0 for the year ended December 31, 2002, as compared to $1,166,049 for the year ended

December 31, 2001.

Other Income (Expenses). For the year ended December 31, 2002, the net for other income (expenses) from continued operations, was ($50,928) as compared to ($99,920) for the year ended December 31, 2001. Other income (expenses) for the year ended December 31, 2002 included the write-off of notes receivable in an amount of ($54,257) and the interest income of $3,329. Other income (expenses) for the year ended December 31, 2001 included debts forgiveness income of $43,477, a realization of loss on securities of ($144,622), and the interest income of $1,225.

Liquidity and Capital Resources - December 31, 2002:

During the last few years, the Company has relied on the proceeds from the sales of its securities and short-term loans to provide the resources necessary to develop its business operations, which were sold during 2001.

Operating Activities. The Company utilized cash of $72,021 for continued operating activities during the year ended December 31, 2002, as compared to $9,426 during the year ended December 31, 2001. The increase in cash utilized in continued operating activities in 2002 as compared to 2001 of $62,595 was primarily a result of payments made to vendors for prior year and current year obligations. Net cash used for discontinued operations is $0 for the year ended December 31, 2002, as compared to $1,123,867. At December 31, 2002, the Company had cash and cash equivalents of $11,224, net working capital of ($3,908), and a current ratio of .74:1.

Financing Activities. Net cash provided by financing activities for its continued operations was $30,000 in 2002, as compared to $220,000 in 2001. The Company sold 1,000,000 shares of common stock in a private placement to one accredited investor in 2002 for net proceeds of $30,000. All funds were used to finance its operating activities.

New Accounting Pronouncements:

In June 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS No. 141 on July 1, 2001 did not have any impact on the Company's financial statement presentation or disclosures.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, SFAS No. 142 includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of the existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The adoption of SFAS No. 142 did not have any impact on the Company's financial statement presentation or disclosures.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted this statement effective January 1, 2002. The adoption of SFAS No. 143 did not have any impact on it's the Company's financial statement presentation or disclosures.

In June 2001, The AICPA issued an exposure draft of a proposed Statement of Position (SOP), "Accounting for Certain Costs and Activities Related to
Property, Plant, and Equipment." The proposed SOP would require certain expenditures previously included in the cost basis of Property, Plant, and Equipment (PP&E) to be expensed as incurred. Generally, only direct costs that are incremental and can be directly identified with the specific asset could be capitalized. General and administrative costs and overhead costs would be expensed as incurred. Concurrent with the issuance of the proposed SOP, the FASB issued an exposure draft of a proposed Statement, "Accounting in Interim and Annual Financial Statements for Certain Costs and Activities Related to Property, Plant, and Equipment - an amendment of APB Opinions No. 20 and 28 and FASB Statements No. 51 and 67 and a rescission of FASB Statement No. 73." The proposed Statement would conform existing accounting literature to the requirements of the proposed SOP and would require the application of the guidance contained in the proposed SOP in both interim and annual financial statements. The proposed SOP and Statement would be effective for fiscal years beginning after June 15, 2002.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for the financial statements issued for the fiscal year beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and a portion of APB Opinion No. 30, "Reporting the Results of Operations". This statement provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This statement also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 Did not have a material effect on the Company's financial statement presentation or disclosures.

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 requires gains and losses from extinguishment of debt to be reported as part of recurring operations, unless the transaction is considered unusual or infrequent in which case the transaction would be classified as an extraordinary item. This standard also eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 became effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have a material effect on the Company's financial statement presentation or disclosures

In June 2002, the FASB voted in favor of issuing SFAS No. 146, "Accounting for Exit or Disposal Activities". FAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not anticipate the adoption of these new accounting standards to have a material effect on its financial statements.



ITEM 7  FINANCIAL STATEMENTS.
        --------------------

The  financial   statements  listed  in  the  accompanying  Index  to  Financial
Statements are attached as part of this report.

List of Financial Statements

The following financial statements of iVideoNow, Inc. are included in Item 7:

Balance Sheet                             F-3

Statement of Operations                   F-4

Statement of Stockholders' Equity         F-5

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

                                    PART III

ITEM 9 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
       --------------------------------------------------
The present directors, executive officers, key employees and consultants of VNOW, their ages, positions held with the Company, and duration as such, are as follows:

 Name                Title                  Age         Period of Service
-------------------  ---------------------- ---      -----------------------
Kevin R. Keating     CEO, CFO and Chairman   63      December 2001 - Present

Margie L. Blackwell  Secretary and Director  47      December 2001 - Present

Spencer I. Browne    Director                53      December 2001 - Present

Business Experience

Kevin R. Keating is an investment executive and for the past six (6) years has been the Branch Manager of the Vero Beach, Florida, office of Brookstreet Securities Corporation ("Brookstreet"). Brookstreet is a full-service, national network of independent investment professionals. Mr. Keating services the investment needs of private clients with special emphasis on equities. For more than 35 years, he has been engaged in various aspects of the investment brokerage business. Mr. Keating began his Wall Street career with the First Boston Corporation in New York in 1965. From 1967 through 1974, he was employed by several institutional research boutiques where he functioned as Vice President Institutional Equity Sales. From 1974 until 1982, Mr. Keating was the President and Chief Executive Officer of Douglas Stewart, Inc., a New York Stock Exchange member firm. Since 1982, he has been associated with a variety of firms as a registered representative servicing the needs of individual investors. Mr. Keating is a graduate of Holy Cross College with a degree in Business Administration.

Margie L. Blackwell has been a Vice President of Keating Investments since October 2000. From 1993 to 1999 she was a financial assistant to various non-public companies. Prior to that, she worked with the Chairman of the Board of Tele-Communications, Inc.("TCI"), for eleven years. She first served in the capacity of Executive Assistant and was later promoted to Plan Manager of TCI's Employee stock Purchase Plan. She was responsible for management of the Stock Plan, a 401(k) qualified plan that invested primarily in TCI stock. In addition, Ms. Blackwell served on the TCI Employee Stock Purchase Plan Committee as Plan Secretary.

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

None.

ITEM 10  EXECUTIVE COMPENSATION.
         ----------------------

The following table sets forth the compensation of all officers with an annual compensation in excess of $100,000 during the past fiscal year.

                         Annual Compensation          Long Term Compensation
                 ----------------------------------- ------------------------

                                        Other Annual  Restricted  Securities
                                 Bonus  Compensation Stock Awards Underlying
                 Year   Salary    ($)        ($)          ($)     Options (#)
                 ----  -------- ------- ------------ ------------ -----------
Kevin R. Keating 2002  $ 40,000* - 0 -      -0-          - 0 -       - 0 -
Peter B. Dunn    2001    45,000  - 0 -     $93,134**     - 0 -       - 0 -
                 2000   120,000  - 0 -       7,920**     - 0 -       - 0 -



     ---------------------------------------------------------------------------

* Mr. Keating received 2,000,000 shares of the Company's common stock in January, 2002, valued by the Company at the market price of $.02 per share.

** Represents monthly car allowance of $7,920 and $7,920 in 2001 and 2000, respectively. In addition, after the Company ceased operations in July 2001, Mr. Dunn was paid $85,214 between July and December 2001 as a consultant. Mr. Dunn resigned as an officer and director of the Company in December 2001.

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

The 1999 Plan provides the Board of Directors authorization to grant up to 750,000 shares. During the year-ended December 31, 2002, the Company granted no qualified stock or nonqualified stock options. Currently, no officer or director or former officers or directors own any stock options.

Currently, the Company has granted 95,000 non-qualified options to purchase 95,000 shares, of which 66,666 options are exercisable, at the average price of $3.70. These options expire between January 2010 and July 2011.

As of December 31, 2002, the Company had available for grant 655,000 shares in its 1999 Plan.

Director Compensation

VNOW reimburses its directors for expenses incurred in connection with attending Board meetings but did not pay directors' fees or other cash compensation for services rendered as a director in 2002.

Compliance  with  Section  16(a) of the  Securities  Exchange  Act of  1934,  as
Amended.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities to file various reports with the Securities and Exchange Commission concerning their holdings of, and transactions in, securities of the Company. Copies of these filings must be furnished to the Company.

Based on a review of the copies of such forms furnished to the Company and written representations from the Company's directors and executive officers, the Company believes that all individuals filing requirements applicable to the Company's directors and executive officers were complied with under Section 16(a) during 2002 except as follows:

Messrs. Keating and Browne and Ms. Blackwell did not timely file a Form 4 with respect to the issuance of shares of common stock on January 16, 2002.

Management has put into place procedures to insure that all future filing requirements are complied with.

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

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
        --------------------------------------------------------------

The following table sets forth, as of December 31, 2002, certain information with respect to the beneficial ownership of the Company's Common Stock by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock and (ii) each executive officer and director of the Company, and directors and executive officers of the Company as a group. Except as indicated it is our understanding that each individual listed below has sole power to vote and dispose of the number of shares owned.

                                                             Percentage
                                      Number of Shares    Beneficially Owned
                                      ----------------    ------------------

Kevin R. Keating(1)                       2,000,000              8.0
645 Beachland Boulevard, Suite 2
Vero Beach, FL  32963

Margie L. Blackwell                         100,000              0.4
383 Inverness Parkway, Suite 100
Englewood, CO  80112

Spencer I. Browne                           250,000              1.0
650 South Cherry Street, Suite 420
Denver, CO  80246

Timothy J. Keating(1)(2)                  2,250,000              9.0
383 Inverness Parkway, Suite 100
Englewood, CO  80112

Keating Partners, LP(2)                   2,500,000             10.0
383 Inverness Parkway, Suite 100
Englewood, CO  80112

Craig Schweiger(3)                        1,250,000              5.0
6624 Kelsey Court
Edina, MN  55436

Frederic Schweiger(3)                     1,250,000              5.0
1753 Park Ridge Pointe
Park Ridge, IL  60068

Calp II, LP                               1,973,000              7.9
C/o Thomson Kernaghan
120 Adelaide Street West, Suite 1600
Toronto, Ontario  M5H 1T1  Canada

Officers and Directors as a Group (3)     2,350,000              9.4

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

ITEM 13  EXHIBITS, AND REPORTS ON FORM 8-K.
         ---------------------------------
     (a)  Exhibits

      ITEM                                    DESCRIPTION
      ----     -----------------------------------------------------------------
                       Financial Statements - December 31, 2002

                 Index...........................................F-1
                 Independent Auditors' Reports...................F-2
                 Balance Sheet...................................F-3
                 Statement of Operations.........................F-4
                 Statement of Changes in Stockholders' Equity....F-5
                 Statements of Cash Flows........................F-6
                 Notes to Financial Statements...................F-7-F-18

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

      99.1 Certification of the Company's Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002

      99.2 Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      99.3 Certification of the Company's Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Securities and Exchange Commission Release 34-46427

      99.4 Certification of the Company's Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Securities and Exchange Commission Release 34-46427

      ---------------------------

        (1) Incorporated by reference to Registrant's Form 10-KSB filed April 4, 2000.

        (2) Incorporated by reference to Registrant's Form SB-2 filed April 19, 2000.

        (3) Incorporated by reference to Registrant's Form 10-QSB/A filed November 21, 2001.

     (b) Reports on Form 8-K

         Filed with the Securities Exchange Commission on January 10, 2002, regarding "Item 1. Changes in Control of Registrant."

         Filed with the Securities Exchange Commission on March 11, 2003, regarding "Item 1. Changes in Control of Registrant."

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized March 31, 2003.

                                 iVIDEONOW, INC.



                              /s/ Kevin R. Keating
                        --------------------------------
                           Kevin R. Keating, President


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates stated:

           Signatures                                        Date

      /s/ Kevin R. Keating                             March 31, 2003
      -----------------------------------          ---------------------
      Kevin R. Keating
      President, Chief Financial Officer
        and Director


      /s/ Margie L. Blackwell                          March 31, 2003
      -----------------------------------          ---------------------
      Margie L. Blackwell
      Secretary and Director


      /s/ Spencer I. Browne                            March 31, 2003
      ----------------------------------           ---------------------
      Spencer I. Browne
      Director
                                 iVIDEONOW, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2002
                                 iVIDEONOW, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                                DECEMBER 31, 2002




                          INDEX TO FINANCIAL STATEMENTS

                                                                              Pages
                                                                       ------------------
Independent Auditors' Report                                                  F - 2

Balance Sheet as of December 31, 2002                                         F - 3

Statements of Operations
   For the Years Ended December 31, 2002 and 2001                             F - 4

Statements of Stockholders' (Deficit)
   For the Years Ended December 31, 2002 and 2001                             F - 5

Statements of Cash Flows
   For the Years Ended December 31, 2002 and 2001                             F - 6

Notes to Financial Statements                                            F - 7 - F - 18

                          INDEPENDENT AUDITORS' REPORT





March 22, 2003





To the Board of Directors and Stockholders of iVideoNow, Inc.

We have audited the accompanying balance sheet of iVideoNow, Inc. (A Delaware development stage company) as of December 31, 2002 and the related statements of operations, stockholders' (deficit), and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of iVideoNow, Inc. (a development stage company) as of December 31, 2002, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses since inception and has experienced severe liquidity problems. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to those matters also are described in Note 16. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


CALDWELL, BECKER, DERVIN, PETRICK & CO., L. L. P.
Woodland Hills, California 91364
                                 iVIDEONOW, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 2002

                                        ASSETS

CURRENT ASSETS
       Cash                                                                   $    11,224
                                                                              -----------

                  Total Assets                                                $    11,224
                                                                              ===========












                        LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
       Accounts payable                                                       $    15,133
                                                                              -----------

STOCKHOLDERS' (DEFICIT)
       Preferred stock, par value $.01 per share; 20,000,000
         shares authorized, 0 shares issued and outstanding                          --
       Common stock, par value $.001 per share; 80,000,000
         shares authorized, 25,000,000 shares issued and outstanding               25,000
       Additional paid-in capital                                               3,988,253
       Accumulated (deficit)                                                   (3,864,455)
       (Deficit) accumulated during development stage                            (152,707)
                                                                              -----------

                  Total Stockholders' (Deficit)                                    (3,909)
                                                                              -----------

                  Total Liabilities and Stockholders' (Deficit)               $    11,224
                                                                              ===========

The  Accompanying  Notes  are an  Integral  Part of the Financial
Statements
                                 iVIDEONOW, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                                           2002
                                                                                         (Note 2)                 2001
                                                                                       -------------       ------------------

REVENUE                                                                                 $      --             $      --
                                                                                        -----------           -----------

OPERATING EXPENSES
       Professional fees                                                                     54,626                31,660
       Consulting                                                                              --                  40,214
       Common stock issued for officers' salary                                              44,000
       Other                                                                                  3,153                12,559
                                                                                        -----------           -----------
                  Total Operating Expenses                                                  101,779                84,433
                                                                                        -----------           -----------
                  (Loss) from Operations                                                   (101,779)              (84,433)

OTHER INCOME (EXPENSES)
       Interest income                                                                        3,329                 1,225
       (Notes receivable)/debt forgiveness                                                  (54,257)               43,477
       Realized loss on securities                                                             --                (144,622)
                                                                                        -----------           -----------
                  Total Other Income (Expenses)                                             (50,928)              (99,920)
                                                                                        -----------           -----------
                  (Loss) from Continuing Operations Before Income Taxes                    (152,707)             (184,353)

PROVISION FOR INCOME TAXES                                                                     --                    --
                                                                                        -----------           -----------
                  (Loss) from Continuing Operation                                         (152,707)             (184,353)
                                                                                        -----------           -----------

DISCONTINUED OPERATIONS
       (Loss) from discontinued operations of DCP and DXF (less
         applicable income taxes of $1,600 and $3,200)                                         --              (1,123,867)
       (Loss) from sale of subsidiaries                                                        --                 (42,182)
                                                                                        -----------           -----------
                  (Loss) from discontinued operations                                          --              (1,166,049)
                                                                                        -----------           -----------
                   Net (Loss)                                                              (152,707)           (1,350,402)

OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
       Unrealized holding (loss) arising during period, net of tax benefit                     --                    --
       Add reclassification adjustment for (loss) included in net (loss)                       --                 119,612
                                                                                        -----------           -----------

                   Comprehensive (Loss)                                                 $  (152,707)          $(1,230,790)
                                                                                        ===========           ===========

                   Basic and diluted (loss) per common share from continuing
                     operations                                                              (0.006)               (0.019)
                                                                                        ===========           ===========

                   Basic and diluted (loss) per common share from discontinued
                     operations                                                               (.000)               (0.120)
                                                                                        ===========           ===========

The  Accompanying  Notes  are an  Integral  Part of the  Financial
Statements
                                 iVIDEONOW, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF STOCKHOLDERS' (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                                                        (Deficit)
                    Preferred Stock         Common Stock                       Other                    Accumulated
                   ----------------------------------          Additional      Comp-                      During
                                                                Paid-in      rehensive    Accumulated   Development
                    Shares    Amount      Shares     Amount     Capital       (Loss)      (Deficit)        Stage          Total
                    ------    ------      ------      -----    ----------    ---------    -----------  ------------    -------------


Balance at
  Dec. 31, 2000       2,500    $ 25     6,648,631   $ 6,649   $ 3,712,579    $(119,612)   $ 2,514,053)   $    --      $ 1,085,588

Conversion of
  preferred shares
  Jun. 13, 2001      (2,500)    (25)    2,000,000     2,000        (1,975)        --             --           --             --

Stock sales
  Nov. 6, 2001         --       --     11,000,000    11,000       209,000         --             --           --          220,000

Stock issued for
  services
  Nov. 6, 2001         --       --      1,851,369     1,851        (1,851)        --             --           --             --

Conversion of
  warrants
  Dec. 11, 2001        --       --        300,000       300          (300)        --             --           --             --

Net (loss) for
  the year ended
  Dec. 31, 2001        --       --           --        --            --           --       (1,350,402)        --       (1,350,402)

Reclassification
  other compre-
  hensive (loss)
  realized at
  Dec. 31, 2001        --       --           --        --            --        119,612           --           --          119,612
                     ------    ----    ----------   -------   -----------    ---------    -----------    ---------    -----------

Balance at
  Dec. 31, 2001        --       --     21,800,000    21,800     3,917,453         --       (3,864,455)        --           74,798

 Stock issued
  For Services
   Jan. 16, 2002       --       --      2,200,000     2,200        41,800         --             --           --           44,000

 Stock Sales
   Aug. 6, 2002        --       --      1,000,000     1,000        29,000         --             --           --           30,000

Net (loss) for
  the year ended
  Dec. 31, 2002        --       --           --        --            --           --             --       (152,707)      (152,707)
                     ------    ----    ----------   -------   -----------    ---------    -----------    ---------    -----------

Balance at
  Dec. 31, 2002        --      $--     25,000,000   $25,000   $ 3,988,253    $    --      $(3,864,455)   $(152,707)   $    (3,909)
                     ======    ====    ==========   =======   ===========    =========    ===========    =========    ===========


The  Accompanying  Notes  are an  Integral  Part of the Financial
Statements
                                 iVIDEONOW, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                              2002
                                                                            (Note 2)          2001
                                                                            ---------      -----------
       Net (loss)                                                           $(152,707)     $(1,350,402)
       Deduct: Net (loss) from discontinued operations                           --         (1,165,249)
                                                                            ---------      -----------

CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
       Net (loss) from continuing operations                                 (152,707)        (185,153)
       Adjustments to reconcile net (loss) to net cash provided (used)
         by operating activities:
           Realized loss on marketable equity securities                         --            144,622
           Common stock issued for officers' salary                            44,000             --
           Decrease (increase) in accounts payable and accrued expenses       (17,139)          75,749
           Notes receivable / (debts) forgiveness                              52,658          (43,477)
           Decrease (increase) in accrued interest on notes receivable          1,167           (1,167)
                                                                            ---------      -----------

                  Net Cash Flows (Used) by Operating Activities of
                    Continuing Operations                                     (72,021)          (9,426)
                                                                            ---------      -----------

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
       Issuance of common stock                                                30,000          220,000
                                                                            ---------      -----------

                  Net Cash Flows Provided by Financing Activities of
                    Continuing Operations                                      30,000          220,000
                                                                            ---------      -----------

                      Net Cash Provided (Used) by Continuing Operations       (42,021)         210,574

                      Net Cash (Used) by Discontinuing Operations                --           (839,452)
                                                                            ---------      -----------

NET (DECREASE) IN CASH                                                        (42,021)        (628,878)

CASH AT THE BEGINNING OF THE YEAR                                              53,245          682,123
                                                                            ---------      -----------

CASH AT THE END OF THE YEAR                                                 $  11,224      $    53,245
                                                                            =========      ===========

ADDITIONAL DISCLOSURES:
       Cash paid during the year for:

         Interest                                                           $    --        $      --
                                                                            =========      ===========

         Income taxes                                                       $    --        $     2,400
                                                                            =========      ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
       Note receivable from officer for liabilities incurred in the
         Company name                                                       $    --        $     2,658
                                                                            =========      ===========

       Notes receivable from sale of subsidiaries                           $    --        $    50,000
                                                                            =========      ===========

The  Accompanying  Notes  are an  Integral  Part of the Financial
Statements
                                 iVIDEONOW, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


NOTE 1 - DESCRIPTION OF BUSINESS

iVideoNow, Inc. (the Company or iVideoNow), formerly known as DIGS, Inc., a Delaware development stage company, acquired Digital Corporate Profiles (DCP) in a reverse merger on November 9, 1998. In connection with the agreement of reorganization (the Reorganization), the Company issued 5,l94,968 shares of its common stock at $.001 par value per share, in exchange for all of the outstanding common stock of DCP, in which DCP became a wholly owned subsidiary of the Company based on a conversion ratio of three shares of the Company's common stock for each share of DCP's stock. Prior to the Reorganization, the Company was considered a shell organization and was inactive. The merger qualified for a tax-free Reorganization and has been accounted for as a recapitalization of DCP at book value. As a result of the recapitalization, the owners of DCP maintained control of the Company. In 1999, the Company formed two wholly owned subsidiaries; DXF Design, Inc. (DXF) and DIGS Web Video, Inc.
(DWV). DWV is currently an inactive subsidiary generating no revenue and incurring no operating expenses.

From 1998 through 2001, DCP provided complete multimedia and Internet communications solutions for companies to proactively tell their story. In late 1999 DCP began developing a real time Internet Video screening application known as iVideoNow!. The experience in video compression and presentation formats related to CD-ROM production was directly responsible for DCP's entry into the Internet Video market.

In 1999, DXF provided a complete digital and graphic design works for Internet Web site, CD-ROM and promotional prints. DXF specializes in designing brochures, corporate identity graphics, corporate and entertainment promotional kits, as well as providing key art for theatrical and home video advertisement.

The Company's subsidiaries continued to incur net operating losses since their inception. During 2001, the Company was unable to obtain additional funding through debt financing or capital investment. Therefore, on August 31, 2001 and September 27, 2001, the Company sold its 100% interests in DXF and DCP for two notes receivable totaling $50,000. (See Notes 14 and 15.) On January 1, 2002, the Company sold its 100% interest in DWV for $100.

As of January 1, 2002, the Company is considered to be a shell organization.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation
----------------------
The consolidated financial statements for the year ended December 31, 2001 include the accounts of iVideoNow and its wholly owned subsidiaries, DCP (a California corporation), DXF (a California corporation) and DWV (a California corporation - inactive). All inter-company accounts and transactions have been eliminated in consolidation. On August 31, 2001, September 27, 2001, and January 1, 2002, the Company sold its 100% interests in DXF, DCP, and DWV, respectively; therefore, the financial statements of iVideoNow for the year ended December 31, 2001 have been restated to reflect the disposition of DCP, DXF, and DWV as discontinued operations. Accordingly, the revenues, costs of expenses, and cash flows of these discontinued operations have been excluded from the respective captions in the Statements of Operations and Statements of Cash Flows, and have been reported through the dates of disposition as "Income (Loss) from Discontinued Operations" and "Net Cash (Used) by Discontinued Operations" for all periods presented. The balance sheet as of December 31, 2002 and the related statements of operations for the year ended December 31, 2002 include only iVideoNow.

Basis of Presentation
---------------------
Because  the  Company is  considered  to be a "shell" as of January 1, 2002 (see
Note 1), the Company is considered a development stage company as of that date. Consequently, the accompanying financial statements have been prepared using the accounting formats prescribed for development stage enterprises in accordance with Financial Accounting Standards Board Statement 7. The amounts presented for the year ended December 31, 2002 in the statements of operations and statements of cash flows are also the amounts from the Company's inception.

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

Marketable Securities
---------------------
For 2001, marketable securities consist of common stock. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. All marketable securities are defined as available-for-sale securities under provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." For purpose of determining realized gains and losses, the cost of securities sold was based on first-in, first-out method. (See Note 3.)

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

Property and Equipment
---------------------
Depreciation  of  equipment  and  amortization  of  leasehold   improvements  is
calculated by the straight-line and accelerated methods based on the following estimated useful lives:

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

Tax Returns
-----------
For the year ended December 31, 2001, the Company filed consolidated federal and state income tax returns with its subsidiaries. In accordance with the inter-corporate tax allocation policy, the Company and its subsidiaries will pay to or receive from the other entity, amounts equivalent to federal and state income tax charges or credits based on each separate entity's taxable income or loss using the statutory rates. For the year ended December 31, 2002, the Company will file separate corporate tax returns

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

New Account Standards
---------------------
In June 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company adopted SFAS No. 141 effective July 1, 2001.

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

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which provides accounting requirements for obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized when incurred if a reasonable estimate of fair value can be made. The related asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 effective January 1, 2002.

---------------------------------
In June 2001, the AICPA issued an exposure draft of a proposed Statement of Position (SOP), "Accounting for Certain Costs and Activities Related to
Property, Plant, and Equipment." The proposed SOP would require certain expenditures previously included in the cost basis of Property, Plant, and Equipment (PP&E) to be expensed as incurred. Generally, only direct costs that are incremental and can be directly identified with the specific asset could be capitalized. General and administrative costs and overhead costs would be expensed as incurred. Concurrent with the issuance of the proposed SOP, the FASB issued an exposure draft of a proposed Statement, "Accounting in Interim and Annual Financial Statements for Certain Costs and Activities Related to Property, Plant, and Equipment - an amendment of APB Opinions No. 20 and 28 and FASB Statements No. 51 and 67 and a rescission of FASB Statement No. 73." The proposed Statement would conform existing accounting literature to the requirements of the proposed SOP and would require the application of the guidance contained in the proposed SOP in both interim and annual financial statements. The proposed SOP and Statement would be effective for fiscal years beginning after June 15, 2002.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions for the disposal of a segment of a business prescribed in APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This statement provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This statement also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. SFAS No. 144 is effective for the financial statements issued for the fiscal year beginning after December 15, 2001, and interim periods within those fiscal years. The Company adopted SFAS No. 144 effective January 1, 2002.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 requires gains and losses from extinguishment of debt to be reported as part of recurring operations, unless the transaction is considered unusual or infrequent in which case the transaction would be classified as an extraordinary item. This standard also eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 became effective for transactions occurring after May 15, 2002.

In June 2002, the FASB voted in favor of issuing SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging
Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not anticipate the adoption of these new accounting standards to have a material effect on their financial statements.

NOTE 3 - MARKETABLE EQUITY SECURITIES

Cost and fair value of marketable equity securities at December 31, 2001 are as follows:

                                                  Gross       Gross
                                               Unrealized  Unrealized
                                      Cost        Gains      Losses         Fair Value
                                    --------   ----------  ----------       ----------
December 31, 2000
  Available for sale
       Equity securities           $ 144,622        --      $(119,612)      $ 25,010

December 31, 2001
       Realized loss on
         worthless securities       (144,622)       --        119,612        (25,010)
                                   ---------       ---      ---------       --------

Balance at Dec. 31, 2001           $    --      $   --      $    --         $   --
                                   =========    =======     =========       ========

Net unrealized losses from available for sale securities during the years ended December 31, 2002 and 2001 amounted to $0 and $0, respectively, resulting in net changes of $0 and $0, respectively, to Other Comprehensive Loss. For the year ended December 31, 2001, the Company reclassified $119,612 of unrealized loss as a realized loss when the Company determined that all investments in securities were worthless.

NOTE 4 - DEFERRED INCOME TAXES

The Company has available at December 31, 2002, net operating loss carryforwards totaling $3,806,761 that may be offset against future taxable income, subject to
Section 382 of the Internal Revenue Code (IRC) which could reduce or defer the utilization of these losses.

If not used, the net consolidated operating loss carryforwards will expire as follows:

         For the Fiscal Year Ended
              December 31,
------------------------------------

                  2011                                    $    81,269
                  2012                                        190,049
                  2018                                        470,148
                  2019                                        512,295
                  2020                                      1,050,000
                  2021                                      1,350,000
                  2022                                        153,000
                                                          -----------

                                                          $ 3,806,761
                                                          ===========

The net deferred tax asset, resulting from the net operating losses, included in the accompanying balance sheet include the following amounts of deferred tax assets and liabilities at December 31, 2002:

     Deferred Tax Asset - Current                         $       --
     Deferred Tax Asset - Non-current                      1,400,000
                                                          ----------

                                                           1,400,000
     Valuation allowance                                  (1,400,000)
                                                          ----------

                                                          $       --
                                                          ==========


For the years ended December 31, 2002 and 2001, the valuation allowance increased by $50,000 and $515,000, respectively. Due to the uncertainty of the realization of the net operating loss carryforwards, the Company has established a valuation allowance against the carryforward benefits in the amount of $1,400,000.

NOTE 5 - INCOME TAXES

The components of the (provision) benefit for income taxes are as follows:

                                                                      2002                 2001
                                                                 ---------------      --------------
Current (Provision) for Income Taxes for Continuing
  Operations
       Federal                                                   $           --       $          --
       State                                                                 --                  --
                                                                 ---------------      --------------

                                                                 $           --       $          --
                                                                 ===============      ==============

Current (Provision) for Income Taxes for Discontinued
  Operations
       Federal                                                   $           --       $          --
       State                                                                 --               (2,400)
                                                                 ---------------      --------------

                                                                 $           --       $       (2,400)
                                                                 ===============      ==============

NOTE 6 - PROPERTY AND EQUIPMENT

Amortization and depreciation expenses for the year ended December 31, 2001 was $27,917. During 2001, the Company recorded a $229,926 non-cash impairment charge related to the Internet Video and CD-ROM segments of the Company's operation. The impairment charge applied to substantially all of its fixed assets. The Company calculated the present value of expected cash flows of Internet Video and CD-ROM segments to determine the fair value of the assets. For the year ended December 31, 2001, depreciation expenses and impairment costs were recorded as part of the loss from discontinued operations.

NOTE 7 - PROGRAM DEVELOPMENT COSTS

Amortization expense for the year ended December 31, 2001 was $71,742. Amortization expense was allocated to cost of sales in 2001. For the year ended December 31, 2001, the Company capitalized an additional $49,280 of program development costs. During the year ended December 31, 2001, amortization of costs related to computer software products held for lease totaled $66,531. During 2001, the Company recorded a $72,715 non-cash impairment charge related to the Internet Video and CD-ROM segments of the Company's operation. The impairment charge applied to all of its program development costs. The Company calculated the present value of expected cash flows of Internet Video and CD-ROM segments to determine the fair market value of the assets. For the year ended December 31, 2001, amortization expenses and impairment costs were recorded as part of the loss from discontinued operations.

NOTE 8 - RENT EXPENSES

For the year ended December 31, 2001, rental expense was $69,096. Rental income under the subleases amounted to $13,740 for the year ended December 31, 2001. Since September 27, 2001, the Company has no operating lease commitments.

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

The following summarizes the warrant activities during the years:

                                                                        For the Year Ended
                                                                        December 31, 2002
                                                               -------------------------------------

                                                                                    Stock Warrant
                                                                    Shares          Exercise Price
                                                               -----------------  ------------------

Outstanding at December 31, 2000                                        300,000     $          9.90
   Granted                                                                   --                  --
   Exercised                                                            300,000                  --
   Expired                                                                   --                  --
                                                               -----------------    ----------------

Outstanding at December 31, 2001                                             --     $            --
   Granted                                                                   --                  --
   Exercised                                                                 --                  --
   Expired                                                                   --                  --
                                                               -----------------    ----------------

Outstanding at December 31, 2002                                             --     $            --
                                                               =================    ================

Preferred Stock

On June 13, 2001, all convertible preferred shares relating to the March 14, 2000 private placement were converted into 2,000,000 shares of common stock. The parties holding the preferred shares on that date elected to convert each share of convertible preferred stock into 800 shares of the Company's common stock. Management of the company renegotiated the previously mentioned terms of the original agreement to minimize the diluting effect on ownership associated with the continually falling price of the Company's stock.

Common Stock

On November 6, 2001, pursuant to the Securities Purchase Agreement, the Company issued 11,000,000 shares of common stock, par value of $.001, for $220,000 cash. In addition, the Company issued 1,851,369 shares of common stock, par value of $.001, for legal and investment banking services relating to the Securities Purchase Agreement.

On January 16, 2002, the Board of Directors approved the issuance of 2,200,000 shares of common stock to the Company's President, Secretary, and Director(s) for services rendered during the calendar year of 2002. The shares were valued at $.02 per share for the total amount of $44,000.

On August 6, 2002, the Company issued 1,000,000 shares of its common stock, par value of $.001, for cash of $.03 per share for $30,000 to an unrelated party.

NOTE 10 - EARNINGS (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted (loss) per common share:

                                                                      2002
                                                                    (Note 2)           2001
                                                                   ----------      -----------

Basic and Diluted EPS:

     (Loss) from continuing operations                             $ (152,707)     $   184,353
                                                                   ==========      ===========

     Net (loss) per common share from continuing operations        $    0.006      $    (0.019)
                                                                   ==========      ===========

     Net (loss) from discontinued operations                       $     --        $ 1,166,049
                                                                   ==========      ===========

     Net (loss) per common share from discontinued operations      $     --        $    (0.117)
                                                                   ==========      ===========

Weighted-average shares outstanding                                24,315,068        9,651,307
                                                                   ==========      ===========

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

In accordance with APB No. 25, compensation cost for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. Generally, the exercise price for stock options granted to employees equals or exceeds the fair market value of the Company's common stock at the date of grant, thereby resulting in no recognition of compensation expense by the Company.

Presented below is a summary of stock option plan activity for the years shown:

                                                                Weighted-
                                                                 Average
                                            Stock Options     Exercise Price
                                         ------------------------------------

Outstanding at December 31, 2000                  641,000      $    3.06
   Granted                                           --             --
   Exercised                                         --             --
   Forfeited                                     (546,000)          2.94
   Expired                                           --             --
                                                 --------      ---------

Outstanding at December 31, 2001                   95,000      $    3.70
   Granted                                           --             --
   Exercised                                         --             --
   Forfeited                                         --             --
   Expired                                           --             --
                                                 --------      ---------

Outstanding at December 31, 2002                   95,000      $    3.70
                                                 ========      =========

Options exercisable at December 31, 2002           66,666      $    3.76
                                                 ========      =========



Exercise prices for options outstanding as of December 31, 2002 range from $0.50 to $5.00. The following table summarizes information for options outstanding and exercisable at December 31, 2002:

                            Options Outstanding                                                  Options Exercisable
                          --------------------------------------------------------------       -------------------------------------

                                                                            Weighted-
                                                    Weighted-                Average                                     Weighted-
                             Stock                   Average                Remaining              Stock                   Average
  Exercise                  Options                 Exercise               Contractual            Options                 Exercise
   Prices                 Outstanding                Price                    Life              Exercisable                 Price
--------------            -------------------------------------            -----------          -----------             ------------
    $0.50                      25,000                 $0.50                     1                   16,666                 $0.50
$4.25 - $5.00                  70,000                 $4.84                     1                   50,000                 $4.85
                          ------------                                                         ------------

                               95,000                                                               66,666
                          ============                                                         ============

In electing to continue to follow APBO No. 25 for expense recognition purposes, the Company is obligated to provide the expanded disclosures required under SFAS No. 123 for stock-based compensation granted. This may include materially different information from reported results, such as pro forma net income and earnings per share, had compensation expenses relating to options granted for the years ended December 31, 1999 and 2000 been recognized under the fair value recognition provisions of SFAS No. 123.

Because the weighted-average fair values at date of grant were the same or lower than the market values for options granted during 1999 and 2000, no compensation expense will be amortized over the vesting period of the options granted during 1999 and 2000. The Company's net income and earnings per share for the year ended December 31, 2002 will be the same as the proforma net income and earnings per share. Therefore, the Company's proforma information has not been presented.

NOTE 12 - SEGMENT INFORMATION

The following is information concerning operations in different lines of business for the years ended December 31, 2001; inter-company transactions between segments are not material:

                                          DCP                DXF
                                     Internet Video        Graphic
             2001                      and CD-ROM           Design         Consolidated
-------------------------------      --------------      ----------        ------------

Net Operating Revenues                $   1,000          $ 163,867         $ 164,867
Operating Income (Loss)                (864,865)            26,706          (838,159)
Identifiable Operating Assets            25,010               --              25,010
Capital Expenditures                    142,245              3,202           145,447
Depreciation and Amortization            93,468              6,191            99,659


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

NOTE 13 - RELATED PARTY TRANSACTIONS

During 2001, the Company paid its ex-President Peter Dunn $85,214 for consulting fees for the period from July 1, 2001 through December 31, 2001, in addition to salary and car allowance of $53,379.

NOTE 14 - DISCONTINUED OPERATIONS

On August 31, 2001, the Company sold its 100% interest in DXF to its officer, David Fleming, for a $25,000 note receivable. The note is secured by 1,000 shares of DXF's common stock, which represents 100% interest. The note has an 8% interest rate and is due on December 31, 2006. (See Note 15.)

On September 27, 2001, the Company sold 1,000 common shares of DCP, which represent its 100% interest in DCP, for a $25,000 note receivable to an unrelated party. The note is secured by 1,000 shares of DCP's common stock. The note has an 8% interest rate and is due on December 31, 2006. (See Note 15.)

On January 1, 2002, the Company sold its 100% in DWV, an inactive subsidiary, for $100.

The Company recorded a net loss from the sale of the subsidiaries in the amount of $42,182, for the year ended December 31, 2001. The following is a summary of the net assets at the date of sales:

              Current assets                                     $ 41,035
              Property, plant and equipment, net                   38,963
              Loan receivable from officers                        84,266
              Accounts payable and accrued expenses               (72,082)
                                                                 --------

                     Net Assets                                  $ 92,182
                                                                 ========


The Operating results of discontinued operations are as follows:

                                                                         2001
                                                                    ------------

              Net revenue                                             $ 164,867
              Net (loss) before provision of income taxes            (1,121,467)
              (Provision) for income taxes                               (2,400)
              (Loss) from discontinued operations                    (1,166,049)



The accompanying consolidated financial statements have been restated to conform to discontinued operations treatment for all historical periods presented.

NOTE 15 - NOTES RECEIVABLE FORGIVENESS AND IMPAIRMENT

On August 31, 2001 and September 27, 2001, the Company sold its 100% interests in DXF and DCP for two notes receivable totaling $50,000. (See Note 14.) In December 2002, the company forgave the total outstanding principal of $50,000 and accrued interest of $4,257.

NOTE 16 - UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

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

NOTE 17 - SUBSEQUENT EVENTS

On March 3, 2003, the Company entered into a binding letter of intent to acquire all of the issued and outstanding capital stock of 99 Cent Stuff, LLC in exchange for 19,000,000 shares ("post split") of the Registrant's common stock. As a pre-condition to the acquisition, the Registrant has agreed to effect a 1-for-25 reverse stock split, reducing the total issued and outstanding common stock of the Registrant to approximately 1,000,000 shares. At the closing, 99 Cent Stuff will become a wholly-owned subsidiary of the Registrant, and the 99 Cent Stuff shareholders will own approximately 95% of the Registrant's issued and outstanding common stock. Furthermore, upon the close of the acquisition, the Registrant will change its name to "99 Cent Stuff, Inc."

The closing of the transaction is subject to certain covenants, conditions and representations, audit statements, various due diligence requirements, and the completion by 99 Cent Stuff, LLC of a private placement of at least $3,000,000. There is no assurance that the transaction will close.

If an Acquisition Agreement has not been executed by the Company and 99 Cent Stuff by April 30, 2003, or at a later date mutually agreed upon, the letter of intent shall automatically expire. In addition, 99 Cent Stuff, LLC has agreed to pay a "Break-up Fee" of between $50,000 and $100,000 if, during the term of the letter of intent, it enters into a transaction other than the acquisition by the Registrant.