Form 10QSB
period 2003-03-31
IVIDEONOW INC
filed 2003-05-14
CIK 1088529

            U.S. SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C.
                                      20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2003

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

     383 Inverness Parkway, Suite 100, Englewood, Colorado 80112
     ----------------------------------------------------------------------
                      Address of principal executive office

                                 (720) 889-0133
                                 --------------
                            Issuer's telephone number

Check whether the issuer has (1) filed all reports required by Section 12 or 5(d) of the Exchange Act during the past 12 months, and (2) been subject to such filing requirements for the past ninety (90) days. Yes ( X ) No ( )

As of March 31, 2003, 25,000,000 shares of Common Stock were outstanding.

                                 iVIDEONOW, INC.
                          (A DEVELOPMENT STAGE COMPANY)







                                TABLE OF CONTENTS

                                                                                                    Pages
                                                                                              ------------------

PART 1: FINANCIAL INFORMATION

ITEM 1 - Financial Statements

      Independent Accountants' Report                                                                 2

      Condensed Balance Sheet (Unaudited) as of March 31, 2003                                        3

      Condensed Statements of Operations (Unaudited)
            For the Three Months Ended March 31, 2003 and 2002, and
            For the period from January 1, 2002 (Inception) to March 31, 2003                         4

      Condensed Statements of Cash Flows (Unaudited)
           For the Three Months Ended March 31, 2003 and 2002, and
             For the period from January 1, 2002 (Inception) to March 31, 2003                        5

      Selected Information - Substantially All Disclosures Required by Generally
           Accepted Accounting Principles are Not Included                                          6 - 7

ITEM 2 - Management Discussion and Analysis or Plan of Operation                                    8- 10

ITEM 3 - Controls and Procedures                                                                      10

ITEM 6 - Exhibits and Reports on Form 8K                                                            10- 13


                         INDEPENDENT ACCOUNTANTS' REPORT


May 2, 2003



To The Board of Directors and Stockholders of iVideoNow, Inc.
Englewood, CO 80112

We have reviewed the accompanying condensed balance sheet of iVideoNow, Inc. (a Delaware Development Stage Company) as of March 31, 2003, the related condensed statements of operations and the condensed statements of cash flows for the three months ended March 31, 2003 and 2002, and for the period from January 1, 2002 (inception) to March 31, 2003. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the March 31, 2003 condensed financial statements for them to be in conformity with generally accepted accounting principles in the United States of America.

Note 16 of the Company's audited financial statements as of December 31, 2002, and for the year then ended discloses that the Company has incurred net losses since inception and has experienced severe liquidity problems. Our auditor's report on those financial statements includes an explanatory paragraph referring to the matters in Note 16 of those financial statements and indicating that these matters raised substantial doubt about the Company's ability to continue as a going concern. As indicated in Note 6 of the Company's unaudited interim financial statements as of March 31, 2003, and for the three months then ended, the Company has not generated any significant revenues and has not completed any equity, debt or joint venture transactions as of March 31, 2003. The accompanying interim financial information does not include any adjustments that might result from the outcome of this uncertainty.



CALDWELL, BECKER, DERVIN, PETRICK & CO., L.L.P.
Woodland Hills, California
                                 iVIDEONOW, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                             CONDENSED BALANCE SHEET
                                 MARCH 31, 2003
                                   (UNAUDITED)





                                     ASSETS

CURRENT ASSETS
       Cash                                                                                         $ 4,537
                                                                                             ---------------

                  Total Assets                                                                      $ 4,537
                                                                                             ===============



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
       Accounts payable                                                                            $ 17,667
                                                                                             ---------------

STOCKHOLDERS' EQUITY
       Preferred stock, par value $.01 per share; 20,000,000 shares
         authorized, 0 shares issued and outstanding                                                      -
       Common stock, par value $.001 per share; 80,000,000 shares
         authorized, 25,000,000 shares issued and outstanding                                        25,000
       Additional paid-in capital                                                                 3,988,253
       Retained (deficit)                                                                        (3,864,455)
       (Deficit) accumulated during development stage                                              (161,928)
                                                                                             ---------------

                  Total Stockholders' Equity (Deficit)                                              (13,130)
                                                                                             ---------------

                  Total Liabilities and Stockholders' Equity (Deficit)                              $ 4,537
                                                                                             ===============

                   See Accompanying Selected Information to Unaudited Condensed Financial Statements

                                 iVIDEONOW, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                  For the
                                                                                                period from
                                                                   For the Three Months      January 1, 2002
                                                              Ended March 31,                  (Inception) to
                                                              -------------------------------
                                                                                                 March 31,
                                                                  2003             2002             2003
                                                              --------------  ---------------  ---------------
REVENUE                                                       $           -    $           -    $           -
                                                              --------------  ---------------  ---------------

OPERATING EXPENSES
       Professional services                                          8,694           14,474           63,320
       Salaries - Officer                                                 -           11,000           44,000
       Other                                                            542            3,676            3,695
                                                              --------------  ---------------  ---------------

                  Total Operating Expenses                            9,236           29,150          111,015
                                                              --------------  ---------------  ---------------

                  (Loss) Before Other Expenses                       (9,236)         (29,150)        (111,015)

OTHER INCOME (EXPENSE)
       Interest income                                                   15            1,130            3,344
       (Notes receivable)/debt forgiveness                                -                -          (54,257)
                                                              --------------  ---------------  ---------------

                  (Loss) Before Provision for Income Taxes           (9,221)         (28,020)        (161,928)

(PROVISION) FOR INCOME TAXES                                              -                -                -
                                                              --------------  ---------------  ---------------

                  Net (Loss)                                  $      (9,221)   $     (28,020)   $    (161,928)
                                                              ==============  ===============  ===============

Basic and diluted (loss) per common share                     $       0.000    $      (0.001)   $      (0.007)
                                                              ==============  ===============  ===============

Weighted average common shares outstanding                       25,000,000       23,633,333       24,450,549
                                                              ==============  ===============  ===============

                   See Accompanying Selected Information to Unaudited Condensed Financial Statements

                                 iVIDEONOW, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                  For the
                                                                                                period from
                                                                   For the Three Months      January 1, 2002
                                                                       Ended March 31,       (Inception) to
                                                              -------------------------------
                                                                                                 March 31,
                                                                  2003             2002             2003
                                                              --------------  ---------------  ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net (loss)                                             $      (9,221)    $    (28,020)   $    (161,928)
       Adjustments to reconcile net (loss) to net cash
         provided (used) by operating activities:
           Issuance of common stock for officers salaries                 -           11,000           44,000
           (Increase) in prepaid expenses                                 -           (2,273)               -
           Increase (decrease) in accounts payable                    2,534          (18,286)         (14,605)
           Notes receivable/(debts) forgiven                              -                -           52,658
           (Increase) decrease in accrued interest income on
             notes receivable                                             -           (1,030)           1,167
                                                              --------------  ---------------  ---------------

                  Net Cash (Used) by Operating Activities            (6,687)         (38,609)         (78,708)
                                                              --------------  ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
       Issuance of common stock                                           -                -           30,000
                                                              --------------  ---------------  ---------------


NET (DECREASE) IN CASH                                               (6,687)         (38,609)         (48,708)

CASH AT THE BEGINNING OF THE PERIODS                                 11,224           53,245           53,245
                                                              --------------  ---------------  ---------------

CASH AT THE END OF THE PERIODS                                $       4,537    $      14,636    $       4,537
                                                              ==============  ===============  ===============

ADDITIONAL DISCLOSURES:
       Cash paid during the year for:

         Interest                                             $           -    $           -    $           -
                                                              ==============  ===============  ===============

         Income taxes                                         $           -    $           -    $           -
                                                              ==============  ===============  ===============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
       Issuance of common stock for prepaid officers'
         salaries                                             $           -    $      33,000    $           -
                                                              ==============  ===============  ===============

                   See Accompanying Selected Information to Unaudited Condensed Financial Statements

                                 iVIDEONOW, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              SELECTED INFORMATION
          Substantially All Disclosures Required By Generally Accepted
                     Accounting Principles are Not Included
                                 MARCH 31, 2003


NOTE 1 - MANAGEMENT'S STATEMENT

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10QSB and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of iVideoNow, Inc. (the Company) at March 31, 2003 and the results of operations and cash flows for the quarter ended March 31, 2003.

The notes to the Financial Statements that are incorporated by reference into the 2002 Form 10-KSB should be read in conjunction with these Financial Statements.

NOTE 2 - BASIS OF PRESENTATION

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

NOTE 4 - EARNINGS PER SHARE

Fully diluted per share data is not presented, as the effects would be antidilutive.

NOTE 5 - COMMITMENT

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

The Acquisition Agreement has not been executed by the Company and 99 Cent Stuff, LLC and expired April 30, 2003. However the Company and 99 Cent Stuff, LLC are continuing discussions, but no agreement has been reached or concluded, nor has there been any assurance that any agreement will be reached or concluded.

                                 iVIDEONOW, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              SELECTED INFORMATION
          Substantially All Disclosures Required By Generally Accepted
                     Accounting Principles are Not Included
                                 MARCH 31, 2003


NOTE 6 - UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

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

       In July 2001, as a result of continuing operating losses, the Company ceased operations and laid off its employees. On August 31, 2001, September 27, 2001 and January 1, 2002, the Company sold all of the capital stock of DXF, Inc., Digital Corporate Profiles, Inc. and Digs Web Video, Inc. (inactive), respectively.

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

       The only foreseeable cash requirements during the next twelve months will relate to maintaining our status as a corporate entity, complying with the periodic reporting requirements of the U.S. Securities and Exchange Commission, and evaluating and reviewing possible business ventures and opportunities. We do not anticipate raising additional capital in the next twelve months. If additional funds are required, it is anticipated that management will advance such funds as loans to the Company. Any loan will not be on terms less favorable than one that could obtain from a commercial lender. If new capital is required, the Company may not be able to raise it; or the terms and conditions relating to the acquisition of such new capital may not be favorable to the Company.

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

       RESULTS  OF  OPERATIONS:

       THREE  MONTHS  ENDED  MARCH 31,  2003  AND  2002

       As of March 31, 2003, the Company did not have any revenue-generating operations.

       Operating Expenses. For the three months ended March 31, 2003, the Company incurred professional services fees of $8,694. For the three months ended March 31, 2002, the Company incurred professional services fees of $14,474.

       Other Income (Expense). For the three months ended March 31, 2003, interest income was $15, as compared to $1,130 for the three months ended March 31, 2002.

       Net Loss. The Company had a net loss of $9,221 for the three months ended March 31, 2003, as compared to a net loss of $28,020 for the three months ended March 31, 2002.

       LIQUIDITY  AND  CAPITAL  RESOURCES  -  MARCH 31, 2003:

       During the last few years, the Company has relied on the proceeds from the sales of its securities and short-term loans to provide the resources necessary to develop its business operations, which were sold during 2001.

       Operating Activities. The Company utilized cash of $6,687 in continuing operations during the three months ended March 31, 2003. At March 31, 2003, the Company had cash and cash equivalents of $4,537, net negative working capital of $13,130, and a current ratio of .25:1.

       The Company did not have any cash flows from investing or financing activities during the three months ended March 31, 2003 and 2002.

       There were no Officers' salaries paid during the three months ended March 31, 2003.

       Subsequent Event.

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

       The Acquisition Agreement has not been executed by the Company and 99 Cent Stuff, LLC, and the letter of intent expired April 30, 2003. The Company and 99 Cent Stuff are continuing discussions, but no agreement has been reached or concluded, nor has there been any assurance that any agreement will be reached or concluded.

       Item 3.    Controls and Procedures

       Evaluation of disclosure controls and procedures.

       We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to the our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

       Within the 90 days prior to the filing date of this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

       Changes in internal controls.
       ----------------------------

       There have been no significant changes in our internal controls or in other factors that could significantly affect these controls and procedures subsequent to the date we completed our evaluation. Therefore, no corrective actions were taken.

       ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

       (a)     Exhibits:

              99.1 Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                     (b)    Form 8-K:

        None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused his report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 13, 2003                       iVideoNow,  Inc.


                                           /s/  Kevin  R.  Keating
                                           --------------------------------
                                           Kevin  R.  Keating,  President

I, Kevin R. Keating, certify that:

1.       I have reviewed this quarterly report on Form 10-QSB ofiVideoNow, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                             iVideoNow, Inc.
                                             Registrant

         Date:  May 13, 2003                 /s/ Kevin R. Keating
                                             -----------------------------------
                                             By: Kevin R. Keating
                                             Chairman of the Board & President