Form 10QSB
period 2003-06-30
IVIDEONOW INC
filed 2003-08-14
CIK 1088529

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2003

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

Check whether the issuer has (1) filed all reports required by Section 12 or 5(d) of the Exchange Act during the past 12 months, and (2) been subject to such filing requirements for the past ninety (90) days. Yes ( X ) No ( )

As of June 30, 2003, 30,000,000 shares of Common Stock were outstanding.

                                 iVIDEONOW, INC.
                          (A DEVELOPMENT STAGE COMPANY)







                                                           TABLE OF CONTENTS

                                                                                                      Pages
                                                                                                   -------------

PART 1: FINANCIAL INFORMATION

ITEM 1 - Financial Statements

      Independent Accountants' Report                                                                   2

      Condensed Balance Sheet (Unaudited) as of June 30, 2003                                           3

      Condensed Statements of Operations (Unaudited)
           For the Quarter and Year-to-date Periods Ended June 30, 2003 and 2002 (Unaudited),
           For the period from January 1, 2002 (Inception) to June 30, 2003                             4

      Condensed Statements of Cash Flows (Unaudited)
           For the Year-to-date Periods Ended June 30, 2003 and 2002 (Unaudited),
           For the period from January 1, 2002 (Inception) to June 30, 2003                             5

      Selected Information - Substantially All Disclosures Required by Generally
           Accepted Accounting Principles are Not Included                                            6 - 7

ITEM 2 - Plan of Operations                                                                           8 - 10



                         INDEPENDENT ACCOUNTANTS' REPORT





July 22, 2003




To The Board of Directors and Stockholders of
iVideoNow, Inc.
Englewood, Colorado  80112

We have reviewed the accompanying condensed balance sheet of iVideoNow, Inc. (a Delaware Development Stage Company) as of June 30, 2003, the related condensed statements of operations for quarter and year-to-date periods ended June 30, 2003 and 2002, and for the period from January 1, 2002 (inception) to June 30, 2003, and the condensed statements of cash flows for the year-to-date periods ended June 30, 2003 and 2002 and for the period from January 1, 2002 (inception) to June 30, 2003. These financial statements are the responsibility of the Company's management.

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

Note 16 of the Company's audited financial statements as of December 31, 2002, and for the year then ended discloses that the Company has incurred net losses since inception and has experienced severe liquidity problems. Our auditor's report on those financial statements includes an explanatory paragraph referring to the matters in Note 16 of those financial statements and indicating that these matters raised substantial doubt about the Company's ability to continue as a going concern. As indicated in Note 8 of the Company's unaudited interim condensed financial statements as of June 30, 2003, and for the three and six months then ended, the Company has not generated any significant revenues and has not completed substantial equity, debt or joint venture transactions as of June 30, 2003. The accompanying interim condensed financial information does not include any adjustments that might result from the outcome of this uncertainty.




CALDWELL, BECKER, DERVIN, PETRICK & CO., L.L.P.
Woodland Hills, California
                                 iVIDEONOW, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                             CONDENSED BALANCE SHEET
                                  JUNE 30, 2003
                                   (UNAUDITED)


                                                                ASSETS

CURRENT ASSETS
       Cash                                                                                  $       30,228
       Prepaid expenses                                                                               1,000
                                                                                             ---------------

                  Total Assets                                                               $       31,228
                                                                                             ===============



                                            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
       Accounts payable                                                                      $        8,891
                                                                                             ---------------

STOCKHOLDERS' EQUITY
       Preferred stock, par value $.01 per share; 20,000,000 shares
         authorized, 0 shares issued and outstanding                                                      -
       Common stock, par value $.001 per share; 80,000,000 shares
         authorized, 30,000,000 shares issued and outstanding                                        30,000
       Additional paid-in capital                                                                 4,183,253
       Accumulated (deficit)                                                                     (3,864,455)
       (Deficit) accumulated during development stage                                              (326,461)
                                                                                             ---------------

                  Total Stockholders' Equity                                                         22,337
                                                                                             ---------------

                  Total Liabilities and Stockholders' Equity                                 $       31,228
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


                                                                                                                    For the
                                                                            For The Year-to-date Periods          Period from
                                          For the Quarters Ended                        Ended                   January 1, 2002
                                                 June 30,                             June 30,                   (Inception) to
                                    -----------------------------------   ----------------------------------
                                                                                                                   June 30,
                                         2003               2002                2003              2002               2003
                                    ----------------   ----------------   ----------------   ---------------   ----------------
REVENUE                             $             -    $             -    $             -    $            -    $             -
                                    ----------------   ----------------   ----------------   ---------------   ----------------

OPERATING EXPENSES
    Professional services                     3,584             22,213             12,278            38,547             66,904
    Salaries - Officer                            -             11,000                  -            22,000             44,000
    Broker fees                             160,000                  -            160,000                 -            160,000
    Other                                       954                (60)             1,496             1,756              4,649
                                    ---------------     --------------    ---------------    --------------   ----------------

      Total Operating Expenses              164,538             33,153             13,774            62,303            275,553
                                    ----------------    --------------    ---------------   ---------------   ----------------

      (Loss) Before Other Expenses         (164,538)           (33,153)          (173,774)          (62,303)          (275,553)


OTHER INCOME (EXPENSES)
    Interest income                               5              1,064                 20             2,194              3,349
    Notes receivable forgiven                     -                  -                  -                 -            (54,257)
                                    ----------------   ----------------   ----------------   ---------------   ----------------

      (Loss) Before Provision for
        Income Taxes                       (164,533)           (32,089)          (173,754)          (60,109)          (326,461)

(PROVISION) FOR INCOME TAXES
                                                  -               (800)                 -              (800)                 -
                                    ----------------   ----------------   ----------------   ---------------   ----------------

        Net (Loss)                  $      (164,533)   $       (32,889)   $      (173,754)   $      (60,909)   $      (326,461)
                                    ================   ================   ================   ===============   ================

Basic and diluted (loss) per common
  share                             $         (.007)   $         (.001)   $         (.007)   $       (0.003)   $         (.013)
                                    ================   ================   ================   ===============   ================

Weighted average common shares
  outstanding                            25,054,945         24,000,000         25,027,624        23,817,680         24,551,283
                                    ================   ================   ================   ===============   ================

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


                                                                                                       For the
                                                                                                     Period from
                                                                For the Year-To-Date Periods          January 1,
                                                                            Ended                       2002
                                                                          June 30,                 (Inception) to
                                                              ----------------------------------
                                                                                                       June 30,
                                                                    2003              2002               2003
                                                              ----------------  ----------------   ----------------
 CASH FLOWS PROVIDED (USED) BY OPERATING
  ACTIVITIES:
     Net (loss)                                               $      (173,754)  $       (60,909)   $      (326,461)
     Adjustments to reconcile net (loss) to net cash
        provided by operating activities:
       Issuance of common stock for officers' salaries                      -            22,000             44,000
       Issuance of common stock for broker fees                       160,000                 -            160,000
       (Increase) in prepaid expenses                                  (1,000)                -             (1,000)
       (Decrease) in accounts payable                                  (6,242)          (11,782)           (23,381)
       (Increase) decrease in accrued interest income on
         notes receivable                                                   -            (2,060)             1,167
       Notes receivable forgiven                                            -                 -             52,658
                                                              ----------------  ----------------   ----------------

              Net Cash Flows (Used) by Operating Activities           (20,996)          (52,751)           (93,017)
                                                              ----------------  ----------------   ----------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock                                          40,000                 -             70,000
                                                              ----------------  ----------------   ----------------

 NET INCREASE (DECREASE) IN CASH                                       19,004           (52,751)           (23,017)

 CASH AT THE BEGINNING OF THE PERIODS                                  11,224            53,245             53,245
                                                              ----------------  ----------------   ----------------

 CASH AT THE END OF THE PERIODS                               $        30,228   $           494    $        30,228
                                                              ================  ================   ================

 ADDITIONAL DISCLOSURES:
       Cash paid during the year for:

         Income taxes                                         $             -   $             -    $             -
                                                              ================  ================   ================

         Interest                                             $             -   $             -    $             -
                                                              ================  ================   ================

 NON-CASH INVESTING AND FINANCING ACTIVITIES:
       Issuance of common stock for officers' salaries        $             -   $        22,000    $        44,000
                                                              ================  ================   ================

       Issuance of common stock for broker fees               $       160,000   $             -    $       160,000
                                                              ================  ================   ================


See  Accompanying   Selected   Information  to  Unaudited   Condensed  Financial
Statements
                                 iVIDEONOW, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              SELECTED INFORMATION
          Substantially All Disclosures Required By Generally Accepted
                     Accounting Principles are Not Included
                                  June 30, 2003



NOTE 1 - MANAGEMENT'S STATEMENT

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10QSB and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of iVideoNow, Inc. (the Company) at June 30, 2003 and the results of operations and cash flows for the periods ended June 30, 2003.

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

NOTE 6 - STOCKHOLDERS' EQUITY

On June 30, 2003, the Company issued 1,000,000 shares of its common stock, par value of $.001, at $.04 per share, for $40,000 to various unrelated parties. All issued shares were restricted.

NOTE 7 - RELATED PARTY TRANSACTIONS

On June 30, 2003, the Company compensated Keating Securities, LLC (Keating) by issuing four million shares (4,000,000) of the Company's restricted common stock, $.001 par value, totaling $160,000 in connection with the Agreement of Reorganization that was signed on July 1, 2003 (see Note 9). Keating is a Denver based broker-dealer and NASD member specializing in reverse mergers. The President and 60% owner of Keating is Timothy J. Keating, who is the son of the Company's President, Kevin R. Keating.

                                 iVIDEONOW, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              SELECTED INFORMATION
          Substantially All Disclosures Required By Generally Accepted
                     Accounting Principles are Not Included
                                  June 30, 2003

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

NOTE 9 - SUBSEQUENT EVENTS

On  July  1,  2003,   the  Company   entered  into  an  Agreement  and  Plan  of
Reorganization (the "Reorganization Agreement") with 99 Cent Stuff, LLC, a Florida limited liability Company ("NNCS"). The Reorganization Agreement provides for the acquisition of all of the outstanding member's interests in NNCS in exchange for 19 million shares of the Company's common stock, after the 30 for 1 Reverse Split (the "Merger Transaction"), which is required to be effective prior to the merger. In addition, the Company has agreed to grant warrants to NNCS members to purchase up to 20 million shares of the Company's common stock at an exercise price of $0.001 per share ("Warrants "). The Warrants are only exercisable in the event the Company is unable to raise $3 million of equity capital by December 31, 2003 and upon terms reasonably acceptable to NNCS. The closing of the Reorganization Agreement is subject to certain covenants, conditions and representations and various due diligence requirements. In addition, upon the closing of the Merger Transaction, the Company has agreed to change its name to "99 Cent Stuff, Inc." and to elect three new directors, selected by NNCS, to the Company's Board of Directors. Upon the close of the Merger Transaction, members of NNCS will own 95% of the issued and outstanding common stock of the Company and current stockholders will own 5%. In the event the Warrants are exercised, members of NNCS will own approximately 97.5% of the Company's issued and outstanding common stock and current stockholders would own approximately 2.5%.

On July 1, 2003, the Board of Directors and the majority stockholders voted unanimously to authorize and recommend that in connection with the Merger Transaction the Company's stockholders approve an amendment to the Certificate of Incorporation that will implement the 30 for 1 Reverse Split.

The Board of Directors and the majority stockholders also adopted the 2003 Equity Incentive Plan ("2003 plan") on July 1, 2003. Under the terms of the 2003 Plan, the Company is authorized to grant incentive awards for up to 1,000,000 shares of common stock (as adjusted for the Reverse Split). No incentive awards have been granted under the 2003 Plan at the date of this report. The purpose of the 2003 Plan is to provide an incentive to attract and retain qualified and competent persons as employees, directors and consultants, upon whose efforts and judgment the Company's success is largely dependent, through the encouragement of stock ownership. The 2003 Plan provides for the grant of options intended to qualify as incentive stock options or ISOs under Section 422 of the Internal Revenue Code and options that are not intended to so qualify, which we refer to as Nonstatutory Stock Options. The 2003 Plan also provides for the grant of our restricted stock within the meaning of Rule 144 of the Securities Act.

All of the above approved events will become effective 21 days after all merger information is mailed to the stockholders.

In addition, The Board of Directors approved and authorized the change of the Company's name ("Name Change") to 99 Cent Stuff, Inc. and the change of its state of incorporation ("Reincorporate") from Delaware to Florida. The Name Change and the Reincorporate will become effective upon filing an amendment to the Company's Certificate of Incorporation with the Delaware Secretary of State.

                                 iVIDEONOW, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           ITEM 2 - PLAN OF OPERATIONS


ITEM 2. PLAN OF OPERATIONS

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

On August 6, 2002, the Company sold 1,000,000 shares to one, accredited investor for $30,000. The funds are being utilized for the limited operations of the Company.

On June 30, 2003, the Company sold 1,000,000 shares to three accredited investors for $40,000. The funds are being utilized for the limited operations of the Company.

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

RESULTS OF OPERATIONS:

SIX MONTHS ENDED JUNE 30, 2003 AND 2002

As of June 30, 2003, the Company did not have any revenue-generating operations.

Operating Expenses. For the quarter ended June 30, 2003 and 2002, the Company incurred professional services fees of $12,278 and $22,213, respectively. Professional fees decreased by 44% due to the decrease in audit fees for the year ended December 31, 2002. The Company incurred a broker fee of $160,000 and $0 for the quarter ended June 30, 2003 and 2002. The cost of the broker fee in 2003 was related to the Agreement of Reorganization with 99 Cent Stuff, LLC. For the quarter ended June 30, 2003 and 2002, miscellaneous expenses were $954 and ($60), respectively. For the six months ended June 30, 2002,the Company incurred professional services fees of $38,547, broker fee of $160,000, and miscellaneous expense of $1,496.

Net Loss. The Company had a net loss of $173,754 for the six months ended June 30, 2003, as compared to a net loss of $60,909 for the six months ended June 30, 2002. The increase in net loss was mainly due to the increase of broker fee expense and the decrease of professional fees for the six months ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES - JUNE 30, 2003:

During the last few years, the Company has relied on the proceeds from the sales of its securities to provide the resources necessary to develop its business operations.

Operating Activities. The Company utilized cash of $20,996 in continuing operations during the six months ended June 30, 2003. At June 30, 2003, the Company had cash and cash equivalents of $30,228, net working capital of $21,337, and a current ratio of 3.50:1.0.

The Company did not have any cash flows from investing during the six months ended June 30, 2003 and 2002. For financing activities, the company received $40,000 for the sale of its common stock during the six months ended June 30, 2003.

There were no Officers' salaries paid during the six months ended June 30, 2003.

Subsequent Events. On July 1, 2003, the Company entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement") with 99 Cent Stuff, LLC, a Florida limited liability Company ("NNCS"). The Reorganization Agreement provides for the acquisition of all of the outstanding member's interests in NNCS in exchange for 19 million shares of the Company's common stock, after the 30 for 1 Reverse Split (the "Merger Transaction"), which is required to be effective prior to the merger. In addition, the Company has agreed to grant warrants to NNCS members to purchase up to 20 million shares of the Company's common stock at an exercise price of $0.001 per share ("Warrants "). The Warrants are only exercisable in the event the Company is unable to raise $3 million of equity capital by December 31, 2003 and upon terms reasonably acceptable to NNCS. The closing of the Reorganization Agreement is subject to certain covenants, conditions and representations and various due diligence requirements. In addition, upon the closing of the Merger Transaction, the Company has agreed to change its name to "99 Cent Stuff, Inc." and to elect three new directors, selected by NNCS, to the Company's Board of Directors. Upon the close of the Merger Transaction, members of NNCS will own 95% of the issued and outstanding common stock of the Company and current stockholders will own 5%. In the event the Warrants are exercised, members of NNCS will own approximately 97.5% of the Company's issued and outstanding common stock and current stockholders would own approximately 2.5%.

On July 1, 2003, the Board of Directors and the majority stockholders voted unanimously to authorize and recommend that in connection with the Merger Transaction the Company's stockholders approve an amendment to the Certificate of Incorporation that will implement the 30 for 1 Reverse Split.

The Board of Directors and the majority stockholders also adopted the 2003 Equity Incentive Plan ("2003 plan") on July 1, 2003. Under the terms of the 2003 Plan, the Company is authorized to grant incentive awards for up to 1,000,000 shares of common stock (as adjusted for the Reverse Split). No incentive awards have been granted under the 2003 Plan at the date of this report. The purpose of the 2003 Plan is to provide an incentive to attract and retain qualified and competent persons as employees, directors and consultants, upon whose efforts and judgment the Company's success is largely dependent, through the encouragement of stock ownership. The 2003 Plan provides for the grant of options intended to qualify as incentive stock options or ISOs under Section 422 of the Internal Revenue Code and options that are not intended to so qualify, which we refer to as Nonstatutory Stock Options. The 2003 Plan also provides for the grant of our restricted stock within the meaning of Rule 144 of the Securities Act.

All of the above approved events will become effective 21 days after all merger information is mailed to the stockholders.

In addition, The Board of Directors approved and authorized the change of the Company's name ("Name Change") to 99 Cent Stuff, Inc. and the change of its state of incorporation ("Reincorporate") from Delaware to Florida. The Name Change and the Reincorporate will become effective upon filing an amendment to the Company's Certificate of Incorporation with the Delaware Secretary of State.

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

        14c      Information Statement pursuant to Section 14(c)

(b)     Form 8-K:

        None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused his report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  August 13, 2003                       iVideoNow,  Inc.


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





                                         iVideoNow, Inc.
                                         Registrant

         Date:  August 13, 2003          /s/ Kevin R. Keating
                                         By: Kevin R. Keating
                                         Chairman of the Board & President