Form 10KSB/A
period 2002-12-31
IVIDEONOW INC
filed 2003-10-28
CIK 1088529

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB/A

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

EXPLANATORY NOTE

     Pursuant to this Form 10-KSB/A, the Company amends the following items of its annual report on Form 10-KSB for the quarterly period ended June 30 2003:

Item 14 Controls and Procedures has been added.

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

        (3) Incorporated by reference to Registrant's Form 10-QSB/A filed November 21, 2001.

     (b) Reports on Form 8-K

         Filed with the Securities Exchange Commission on January 10, 2002, regarding "Item 1. Changes in Control of Registrant."

         Filed with the Securities Exchange Commission on March 11, 2003, regarding "Item 1. Changes in Control of Registrant."

ITEM 14.  CONTROLS AND PROCEDURES.

Within 90 days prior to the filing date of this 2002 Form 10-KSB, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation.

                                   SIGNATURES
 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized October 27, 2003.

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

      /s/ Kevin R. Keating                             October 27, 2003
      -----------------------------------          ---------------------
      Kevin R. Keating
      President, Chief Financial Officer
        and Director


      /s/ Margie L. Blackwell                          October 27, 2003
      -----------------------------------          ---------------------
      Margie L. Blackwell
      Secretary and Director


      /s/ Spencer I. Browne                            October 27, 2003
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

                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2002
                                 iVIDEONOW, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                                DECEMBER 31, 2002







                          INDEX TO FINANCIAL STATEMENTS

                                                                   Pages
                                                             ---------------

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
                                                                              ===========

The  Accompanying  Notes  are an  Integral  Part of the Financial
Statements
                                 iVIDEONOW, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                               2002
                                                             (Note 2)              2001
                                                          -------------      ---------------

REVENUE                                                     $      --           $      --

                                                            -----------         -----------


OPERATING EXPENSES
       Professional fees                                        54,626                31,660
       Consulting                                                 --                  40,214
       Common stock issued for officers' salary                 44,000
       Other                                                     3,153                12,559
                                                           -----------           -----------
                  Total Operating Expenses                     101,779                84,433
                                                           -----------           -----------
                  (Loss) from Operations                      (101,779)              (84,433)

OTHER INCOME (EXPENSES)
       Interest income                                           3,329                 1,225
       (Notes receivable)/debt forgiveness                     (54,257)               43,477
       Realized loss on securities                                 --               (144,622)
                                                           -----------           -----------
                  Total Other Income (Expenses)                (50,928)              (99,920)
                                                           -----------           -----------
                  (Loss) from Continuing Operations
                    Before Income Taxes                       (152,707)             (184,353)

PROVISION FOR INCOME TAXES                                         --                    --
                                                           -----------           -----------
                  (Loss) from Continuing Operation            (152,707)             (184,353)
                                                           -----------           -----------

DISCONTINUED OPERATIONS
       (Loss) from discontinued operations of DCP and DXF
         (less applicable income taxes of $1,600 and $3,200)        --            (1,123,867)
       (Loss) from sale of subsidiaries -- (42,182)
                                                           -----------           -----------
                  (Loss) from discontinued operations               --            (1,166,049)
                                                           -----------           -----------
                   Net (Loss)                                 (152,707)           (1,350,402)

OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
       Unrealized holding (loss) arising during period,
         net of tax benefit                                         --                    --
       Add reclassification adjustment for (loss)
         included in net (loss)                                     --               119,612
                                                           -----------           -----------

                   Comprehensive (Loss)                    $  (152,707)          $(1,230,790)
                                                           ===========           ===========

                   Basic and diluted (loss) per common
                     share from continuing operations           (0.006)               (0.019)
                                                           ===========           ===========

                   Basic and diluted (loss) per common
                     share from discontinued operations          (.000)               (0.120)
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


                                                                                                        (Deficit)
                    Preferred Stock         Common Stock                       Other                   Accumulated
                   ----------------------------------          Additional      Comp-                      During
                                                                Paid-in      rehensive    Accumulated   Development
                    Shares    Amount      Shares     Amount     Capital       (Loss)      (Deficit)       Stage          Total
                    ------    ------      ------      -----    ----------    ---------    -----------    ---------    -------------


Balance at

  Dec. 31, 2000       2,500    $ 25     6,648,631   $ 6,649   $ 3,712,579    $(119,612)   $ 2,514,053)   $  --      $ 1,085,588

Conversion of
  preferred shares
  Jun. 13, 2001      (2,500)    (25)    2,000,000     2,000        (1,975)        --             --          --             --

Stock sales
  Nov. 6, 2001         --       --     11,000,000    11,000       209,000         --             --          --          220,000

Stock issued for
  services
  Nov. 6, 2001         --       --      1,851,369     1,851        (1,851)        --             --          --             --

Conversion of
  warrants
  Dec. 11, 2001        --       --        300,000       300          (300)        --             --          --             --

Net (loss) for
  the year ended
  Dec. 31, 2001        --       --           --        --            --           --       (1,350,402)       --       (1,350,402)

Reclassification
  other compre-
  hensive (loss)
  realized at
  Dec. 31, 2001        --       --           --        --            --        119,612           --           --          119,612

                     ------    ----    ----------   -------   -----------    ---------    -----------    ---------    -----------

Balance at
  Dec. 31, 2001        --       --     21,800,000    21,800     3,917,453         --       (3,864,455)        --           74,798

 Stock issued
  For Services
   Jan. 16, 2002       --       --      2,200,000     2,200        41,800         --             --           --           44,000

 Stock Sales
   Aug. 6, 2002        --       --      1,000,000     1,000        29,000         --             --           --           30,000

Net (loss) for
  the year ended
  Dec. 31, 2002        --       --           --        --            --           --             --       (152,707)      (152,707)
                     ------    ----    ----------   -------   -----------    ---------    -----------    ---------    -----------

Balance at
  Dec. 31, 2002        --      $--     25,000,000   $25,000   $ 3,988,253    $    --      $(3,864,455)   $(152,707)   $    (3,909)
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

New Account Standards (Continued)
---------------------------------
In June 2001, the AICPA issued an exposure draft of a proposed Statement of Position (SOP), "Accounting for Certain Costs and Activities Related to
Property, Plant, and Equipment." The proposed SOP would require certain expenditures previously included in the cost basis of Property, Plant, and Equipment (PP&E) to be expensed as incurred. Generally, only direct costs that are incremental and can be directly identified with the specific asset could be capitalized. General and administrative costs and overhead costs would be expensed as incurred. Concurrent with the issuance of the proposed SOP, the FASB issued an exposure draft of a proposed Statement, "Accounting in Interim and Annual Financial Statements for Certain Costs and Activities Related to Property, Plant, and Equipment - an amendment of APB Opinions No. 20 and 28 and FASB Statements No. 51 and 67 and a rescission of FASB Statement No. 73." The proposed Statement would conform existing accounting literature to the requirements of the proposed SOP and would require the application of the guidance contained in the proposed SOP in both interim and annual financial statements. The proposed SOP and Statement would be effective for fiscal years beginning after June 15, 2002.

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

Common Stock (Continued)
 On January 16, 2002, the Board of Directors approved the issuance of 2,200,000 shares of common stock to the Company's President, Secretary, and Director(s) for services rendered during the calendar year of 2002. The shares were valued at $.02 per share for the total amount of $44,000.

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