Form 10QSB/A
period 2003-03-31
IVIDEONOW INC
filed 2003-10-28
CIK 1088529

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


Explanatory Note

         Pursuant to this Form 10-QSB/A, the Company amends the following items of its quarterly report on Form 10-QSB for the quarterly period ended March 31 2003:


         The Form 10-QSB has been amended to include in Item 6 of Part II the Rule 13a-14(a)/15d-14(a) certifications and the Section 1350 certifications filed as exhibits to this Form 10-QSB/A.

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




                                                                                                  For the
                                                                   For the Three Months         period from
                                                                       Ended March 31,        January 1, 2002
                                                              ------------------------------- (Inception) to
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



       ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

         (a)      Exhibits:

                  31.1 Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer and Chief Financial Officer

                  32.1 Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Form 8-K:

                  None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused his report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  October 27, 2003                   iVideoNow,  Inc.


                                           /s/ Kevin R. Keating
                                           --------------------------------
                                           Kevin R. Keating, President