Form 10QSB/A
period 2003-06-30
IVIDEONOW INC
filed 2003-10-28
CIK 1088529

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


                           Commission File No. 0-26351

                                 IVIDEONOW, INC.
                                 ---------------
                 (Name of Small Business Issuer in its Charter)


                 Delaware                                    77-0398908
       --------------------------------              ---------------------------
       (State or other jurisdiction of                    (I.R.S. Employer
       incorporation  of  organization                    Identification No.)



           383 Inverness Parkway, Suite 100, Englewood, Colorado 80112
--------------------------------------------------------------------------------
                      Address of principal executive office

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


Explanatory Note

         Pursuant to this Form 10-QSB/A, the Company amends the following items of its quarterly report on Form 10-QSB for the quarterly period ended June 30 2003:


         The Form 10-QSB has been amended to include in Item 6 of Part II the Rule 13a-14(a)/15d-14(a) certifications and the Section 1350 certifications filed as exhibits to this Form 10-QSB/A.

                                 iVIDEONOW, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                                TABLE OF CONTENTS

                                                                                                  Pages
                                                                                                ----------
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

CALDWELL, BECKER, DERVIN, PETRICK & CO., L.L.P.
Woodland Hills, California
                                 iVIDEONOW, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          PART 1: FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS
                             CONDENSED BALANCE SHEET
                                  JUNE 30, 2003
                                   (UNAUDITED)



                                     ASSETS

CURRENT ASSETS
       Cash                                                                                  $       30,228
       Prepaid expenses                                                                               1,000
                                                                                             --------------

                  Total Assets                                                               $       31,228
                                                                                             ==============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
       Accounts payable                                                                      $        8,891
                                                                                             ---------------

STOCKHOLDERS' EQUITY
       Preferred stock, par value $.01 per share; 20,000,000 shares
         authorized, 0 shares issued and outstanding                                                      -
       Common stock, par value $.001 per share; 80,000,000 shares
         authorized, 30,000,000 shares issued and outstanding                                        30,000
       Additional paid-in capital                                                                 4,183,253
       Accumulated (deficit)                                                                     (3,864,455)
       (Deficit) accumulated during development stage                                              (326,461)
                                                                                             ---------------

                  Total Stockholders' Equity                                                         22,337
                                                                                             ---------------

                  Total Liabilities and Stockholders' Equity                                 $       31,228
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
                                    ================   ================   ================   ===============   ================

 See Accompanying Selected Information to Unaudited Condensed Financial Statements

                                        4
                                 iVIDEONOW, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  31.1 Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer and Chief Financial Officer

                  32.1 Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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