Form 10KSB/A
period 2002-12-31
IVIDEONOW INC
filed 2003-11-12
CIK 1088529

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 FORM 10-KSB/A2

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

Item 14 Controls and Procedures has been amended.

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

        (3) Incorporated by reference to Registrant's Form 10-QSB/A filed November 21, 2001.

     (b) Reports on Form 8-K

         Filed with the Securities Exchange Commission on January 10, 2002, regarding "Item 1. Changes in Control of Registrant."

         Filed with the Securities Exchange Commission on March 11, 2003, regarding "Item 1. Changes in Control of Registrant."

ITEM 14.  CONTROLS AND PROCEDURES.

Within 90 days prior to the filing date of this 2002 Form 10-KSB, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective in alerting him in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.

In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation.

                                   SIGNATURES
 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized November 10, 2003.

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

      /s/ Kevin R. Keating                             November 10, 2003
      -----------------------------------          ---------------------
      Kevin R. Keating
      President, Chief Financial Officer
        and Director


      /s/ Margie L. Blackwell                          November 10, 2003
      -----------------------------------          ---------------------
      Margie L. Blackwell
      Secretary and Director


      /s/ Spencer I. Browne                            November 10, 2003
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