Form 10QSB/A
period 2003-03-31
IVIDEONOW INC
filed 2003-11-12
CIK 1088529

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A-2

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


         The Form 10-QSB has been amended to include in Item 6 of Part II the Rule 13a-14(a)/15d-14(a) certifications filed as exhibits to this Form 10-QSB/A.

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

Dated:  November 10, 2003                  iVideoNow,  Inc.


                                           /s/ Kevin R. Keating
                                           --------------------------------
                                           Kevin R. Keating, President